Form 10-Q
period 1995-06-30
AETNA REAL ESTATE ASSOCIATES L P
filed 1995-08-09
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q



  ___
/ X /   Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
Act of 1934

For the quarter ended:          June 30, 1995

                                OR

  ___
/___/   Transition Report Under Section 13 or 15 (d) of the Securities Exchange
Act of 1934

For the transition period from:  __________________ to __________________



                        Commission file number:  0-14986




                       AETNA REAL ESTATE ASSOCIATES, L.P.
             (Exact name of registrant as specified in its charter)



           Delaware                                          11-2827907

(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)




242 Trumbull Street, Hartford, Connecticut                     06156

(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code:  (203) 275-2178




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 30 days. Yes X No __




                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included.





                       AETNA REAL ESTATE ASSOCIATES, L.P.
                          Consolidated Balance Sheets
                   As of June 30, 1995 and December 31, 1994
                                 (in thousands)



                                              June 30,            December 31,
                                                 1995                    1994
                                            (unaudited)


Assets

Investments in real estate:
   Properties                              $  243,251              $  241,333
   Less:  accumulated depreciation
           and amortization                   (40,519)                (36,979)
       Total investments in real estate       202,732                 204,354

Cash and cash equivalents                       9,465                   9,373
Rent and other receivables                      4,151                   4,114
Other                                              13                      13

       Total assets                        $  216,361              $  217,854



Liabilities and Partners' Capital

Liabilities:
   Investment portfolio fee payable
      to related parties                   $    1,195              $    1,188
   Accounts payable and accrued expenses          489                     608
   Accrued property taxes                         928                     755
   Security deposits                              817                     814
   Other liabilities                              109                      92
      Total liabilities                         3,538                   3,457

Partners' capital:
   General Partners                               109                      79
   Limited Partners                           212,714                 214,318

      Total partners' capital                 212,823                 214,397

      Total liabilities and partners'
      capital                              $  216,361              $  217,854




                 The accompanying notes are an integral part of
                    these consolidated financial statements.




                       AETNA REAL ESTATE ASSOCIATES, L.P.
                       Condolidated Statements of Income
           For the Three and Six Months Ended June 30, 1995 and 1994
               (in thousands, except units and per unit amounts)
                                  (unaudited)



                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                    1995          1994        1995         1994

Revenue:
   Rental                    $     6,911   $     6,497 $    13,833  $    12,851
   Interest                           92            59         179          120
   Other income                       86            48         142           98
   Total                           7,089         6,604      14,154       13,069

Expenses:
   Property operating              2,273         2,219       4,527        4,582
   Depreciation and
   amortization                    1,805         1,668       3,540        3,303
   Investment portfolio
      fee - related parties        1,195         1,169       2,402        2,332
   General and administrative        184           174         376          395
   Bad debt                          222             -         302            -
                                   5,679         5,230      11,147       10,612

   Net income                $     1,410   $     1,374 $     3,007  $     2,457

Net income allocated:
   To the General Partners   $        14   $        14 $        30  $        25
   To the Limited Partners         1,396         1,360       2,977        2,432

                             $     1,410   $     1,374 $     3,007  $     2,457

Weighted average number of
limited partnership units
outstanding                   12,724,547    12,724,547  12,724,547   12,724,547

Earnings per limited
partnership unit             $       .11   $       .11 $       .23  $       .19




                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                       AETNA REAL ESTATE ASSOCIATES, L.P.
                  Consolidated Statements of Partners' Capital
                For the Six Months Ended June 30, 1995 and 1994
                           (in thousands - unaudited)




                                      General          Limited
                                     Partners         Partners          Total

Balance at January 1, 1995            $    79        $ 214,318      $ 214,397

    Capital contributions                  46                -             46

    Cash distributions                    (46)          (4,581)        (4,627)

    Net income                             30            2,977          3,007

Balance at June 31, 1995              $   109        $ 212,714      $ 212,823



Balance at January 1, 1994            $    34        $ 221,426      $ 221,460

   Capital contributions                   46                -             46

   Cash distributions                     (46)          (4,581)        (4,627)

   Net income                              25            2,432          2,457

Balance at June 30, 1994              $    59        $ 219,277      $ 219,336



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                       AETNA REAL ESTATE ASSOCIATES, L.P.
                     Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1995 and 1994
                           (in thousands - unaudited)


                                                      Six Months Ended
                                                          June 30,
                                                 1995                  1994

Cash flows from operating activities:
  Net income                                  $ 3,007               $ 2,457
  Adjustments to reconcile net income
  to net cash provided by
    operating activities:
      Depreciation and amortization             3,540                 3,303
      Bad debt expense                            302                     -
      Accrued rental income                      (112)                 (147)
      Increase (decrease) in cash arising
      from changes in operating
        assets and liabilities:
          Rent and other receivables             (227)                 (329)
          Investment portfolio fee payable
          to related parties                        7                    18
          Accounts payable and accrued
          expenses                               (119)                  (47)
          Accrued property taxes                  173                   158
          Security deposits                         3                   (17)
          Other liabilities                        17                   (44)
            Net cash provided by operating
            activities                          6,591                 5,352

Cash flows from investing activities:
  Investments in real estate                   (1,918)               (3,814)
    Net cash used in investing activities      (1,918)               (3,814)

Cash flows from financing activities:
  Cash distributions                           (4,627)               (4,627)
  Capital contributions                            46                    46
    Net cash used in financing activities      (4,581)               (4,581)

Net increase (decrease) in cash and cash
equivalents                                        92                (3,043)

Cash and cash equivalents at beginning
of period                                       9,373                13,234

Cash and cash equivalents at end of period    $ 9,465               $10,191



                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
                   Notes to Consolidated Financial Statements
                                 June 30, 1995
                                  (unaudited)

1.	GENERAL

        The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1994. The financial data included herein as of December 31, 1994 has been drawn from the consolidated financial statements of the Partnership which were audited by Coopers & Lybrand L.L.P.

2.	TRANSACTIONS WITH AFFILIATES

	Investment Portfolio Fee

        The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. For the six months ended June 30, 1995, Aetna/AREA and AREA GP earned fees of $960,740 and $1,441,111, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $932,769 and $1,399,154, respectively.

3.	CAPITAL CONTRIBUTIONS/DISTRIBUTIONS

        Cash distributions paid to Unitholders during the period January 1, 1995 to June 30, 1995 by the Partnership aggregated $4,580,837 which related to operations for the quarters ended December 31, 1994 and March 31, 1995. The General Partners' distributions aggregating $46,271 were withheld by the Partnership since funds of an equal amount would have to be contributed to the Partnership at the end of the year as required by the Partnership's Revised Limited Partnership Agreement.

4.	SUBSEQUENT EVENTS

        In July 1995, the Partnership declared a cash distribution to Unitholders aggregating $2,313,553 ($.18 per Unit) pertaining to the period from April 1, 1995 to June 30, 1995, of which $2,290,418, representing the Limited Partners' share, is to be distributed on or about August 15, 1995. For the reasons discussed in Note 3, the General Partners' distributions aggregating $23,135 will be withheld by the Partnership.




Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations


Liquidity and Capital Resources

At December 31, 1994, the Partnership had working capital reserves ("Reserves") of approximately $4,887,000. During the six months ended June 30, 1995, the Partnership expended approximately $1,918,000 for capital improvements. The Partnership has current Reserves of approximately $4,823,000, including approximately $1,854,000 retained from cash generated from operations for the six months ended June 30, 1995. At June 30, 1995, the Partnership had approximately $1,400,000 of outstanding commitments for capital improvements and approximately $3,380,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. During the remainder of 1995, the Partnership expects to fund approximately $3,324,000 from Reserves for these Capital Costs. The remaining $1,456,000 of these Capital Costs are projected to be disbursed in 1996. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly. It may be necessary to adjust future cash distributions to increase the Reserves.

If sufficient capital is not available at the time of a funding of a Capital Cost, the General Partners will review such Capital Cost and take such steps as they consider appropriate, including decreasing future cash distributions from operations, negotiating a delay or other restructuring of the capital funding requirements related to an Investment in Properties or borrowing money, as provided in the Partnership Agreement, on a short-term basis to pay Capital Costs.


Results of Operations

Net income for the six months ended June 30, 1995 increased approximately $550,000 in comparison to the corresponding period in 1994. The increase in rental revenue of approximately $982,000 from the corresponding period in 1994 resulted from increases in rental revenue at most of the properties, with the most significant increases occurring at Powell Street, as a result of an increase in percentage rent, and Oakland Pointe, as a result of an increase in occupancy from 75% to 90%.

Property operating expenses for the six months ended June 30, 1995 decreased approximately $55,000 in comparison to the corresponding period in 1994, as a result of decreases in operating expenses at certain office/industrial properties partially offset by increases in operating expenses at certain residential properties. Increased amortization expense is a result of tenant improvements placed in service since June 30, 1994 at certain office/industrial properties. The investment portfolio fee increased slightly due to an increase in net assets at current value as discussed below. Based on an analysis performed on each property it was necessary to increase the allowance for doubtful accounts at certain properties.

The Partnership made cash distributions of $.36 per Unit to Unitholders for the six months ended June 30, 1995 and June 30, 1994.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $15.03 at June 30, 1995 from $14.72 at June 30, 1994. The increase in Net Asset Value per Unit is primarily the result of increases in the appraised value of several of the Partnership's properties, including significant increases in Oakland Pointe, Cross Pointe Centre and Powell Street. The increases in appraised value of Oakland Pointe and Cross Pointe Centre are a result of improved occupancy in conjunction with a stronger tenant mix, including an expansion of a proven anchor tenant at Cross Pointe Centre, and a reduced vacancy allowance. Powell Street's increase in appraised value is primarily due to an increase in percentage rent, with stable cash flow and modest lease expirations projected over the next few years. These value increases were slightly offset by decreases in the appraised value of some properties, primarily Village Square and Town Center Business Park. The decrease in appraised value of Village Square is a result of a significant decrease in its occupancy rate from 56% to 39%. The General Partners are currently considering options for the future of this property.
The decrease in appraised value of Town Center Business Park is primarily a result of a decrease in projected income from rents and expense reimbursements. In addition, the increase in Net Asset Value per Unit was partially offset by a decrease related to the sale of a building at Westgate Distribution Center in October 1994 and the subsequent special distribution made in December 1994 of a portion of the sale proceeds.

Net income for the three months ended June 30, 1995 increased approximately $36,000 as compared to the corresponding period in 1994. This increase is primarily attributable to increases in rental revenue at most of the properties, with the most significant increase occurring at Powell Street, partially offset by the increase in bad debt and amortization expense as discussed above and to a lesser extent an increase in property operating expenses.



                        PART II - OTHER INFORMATION


Item 5. 	Other Information

		None

Item 6.		Exhibits and Reports on Form 8K

		(a)	None

                (b)     None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Aetna Real Estate Associates, L.P.

                                BY:     AREA GP CORPORATION
                                        General Partner




Date:  August 8, 1995           BY:     /s/ Paul L. Abbott
                                Name:   Paul L. Abbott
                                Title:  President, Chief Executive Officer
                                        and Chief Financial Officer