Form 10-Q
period 1995-09-30
AETNA REAL ESTATE ASSOCIATES L P
filed 1995-11-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q



  ___
/ X / Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

	For the quarter ended:		September 30, 1995

				OR
 ___
/___/ Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

        For the transition period from:  ______________ to ______________


                        Commission file number:  0-14986

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                               11-2827907
(State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)               Identification No.)


28 Trumbull Street, Hartford, Connecticut              06156
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (203) 275-2178



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

AETNA REAL ESTATE ASSOCIATES, L.P.
Consolidated Balance Sheets
As of September 30, 1995 and December 31, 1994
(in thousands)

                                             September 30,      December 31,
                                                     1995              1994
                                               (unaudited)

Assets

Investments in real estate:
    Properties                                   $243,787          $241,333
    Less:  accumulated depreciation
           and amortization                       (42,138)          (36,979)

    Total investments in real estate              201,649           204,354

Cash and cash equivalents                           9,449             9,373
Rent and other receivables                          4,484             4,114
Other                                                  13                13

             Total assets                        $215,595          $217,854

Liabilities and Partners' Capital

Liabilities:
    Investment portfolio fee payable
    to related parties                           $  1,201          $  1,188
    Accounts payable and accrued expenses             490               608
    Accrued property taxes                          1,359               755
    Security deposits                                 836               814
    Other liabilities                                 191                92
             Total liabilities                      4,077             3,457

Partners' capital:
        General Partners                              119                79
        Limited Partners                          211,399           214,318

        Total partners' capital                   211,518           214,397

              Total liabilities
              and partners' capital              $215,595          $217,854



AETNA REAL ESTATE ASSOCIATES, L.P.
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 1995 and 1994
(in thousands, except units and per unit amounts)
(unaudited)

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                     1995        1994       1995       1994

Revenue:
  Rental                          $  6,924    $  6,461    $20,757     $19,312
  Interest                              91          74        270         194
  Other income                         224          87        366         185
                                     7,239       6,622     21,393      19,691

Expenses:
  Property operating                 2,321       2,394      6,848       6,976
  Depreciation and amortization      2,468       1,651      6,008       4,954
  Investment portfolio
    fee - related parties            1,200       1,191      3,602       3,523
  General and administrative           148         204        524         599
  Bad debt                             117           0        419           0
                                     6,254       5,440     17,401      16,052

        Net income                $    985    $  1,182    $ 3,992     $ 3,639

Net income allocated:
  To the General Partners         $     10    $     12    $    40     $    37
  To the Limited Partners              975       1,170      3,952       3,602

                                  $    985    $  1,182    $ 3,992     $ 3,639

Weighted average number of
limited partnership units
outstanding                     12,724,547  12,724,547 12,724,547  12,724,547

Earnings per limited
partnership unit                  $    .08    $    .09    $   .31     $   .28



AETNA REAL ESTATE ASSOCIATES, L.P.
Consolidated Statements of Partners' Capital
For the Nine Months Ended September 30, 1995 and 1994
(in thousands - unaudited)


                                   General        Limited
                                  Partners       Partners        Total

Balance at January 1, 1995      $       79      $ 214,318      $ 214,397
Capital contributions                   69              0             69
Cash distributions                     (69)        (6,871)        (6,940)

        Net income                      40          3,952          3,992

Balance at September 30, 1995   $      119      $ 211,399      $ 211,518


Balance at January 1, 1994      $       34      $ 221,426      $ 221,460
Capital contributions                   69              0             69
Cash distributions                     (69)        (6,871)        (6,940)

        Net income                      37          3,602          3,639

Balance at September 30, 1994   $       71      $ 218,157      $ 218,228




AETNA REAL ESTATE ASSOCIATES, L.P.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 1995 and 1994
(in thousands - unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                           1995        1994

Cash flows from operating activities:
  Net income                                           $  3,992    $  3,639
  Adjustments to reconcile net income to
  net cash provided by operating activities:
        Depreciation and amortization                     6,008       4,954
        Bad debt expense                                    419           0
        Accrued rental income                              (115)       (147)
        Increase (decrease) in cash arising
        from changes in operating assets
        and liabilities:
                Rent and other receivables                 (674)       (473)
                Investment portfolio fee payable
                  to related parties                         13       1,209
                Accounts payable and accrued expenses      (118)         13
                Accrued property taxes                      604         316
                Security deposits                            22         (16)
                Other liabilities                            99         (43)
                   Net cash provided by
                   operating activities                  10,250       9,452

Cash flows from investing activities:
  Investments in real estate                             (3,303)     (5,587)
                   Net cash used in investing
                   activities                            (3,303)     (5,587)

Cash flows from financing activities:
  Cash distributions                                     (6,940)     (6,940)
  Capital contributions                                      69          69
                   Net cash used in financing
                   activities                            (6,871)     (6,871)

Net increase (decrease) in cash and cash equivalents         76      (3,006)

Cash and cash equivalents at beginning of period          9,373      13,234

Cash and cash equivalents at end of period             $  9,449     $10,228



AETNA REAL ESTATE ASSOCIATES, L.P.
(a Delaware limited partnership)
Notes to Consolidated Financial Statements
September 30, 1995
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

	Investment Portfolio Fee

        The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. For the nine months ended September 30, 1995, Aetna/AREA and AREA GP earned fees of $1,440,956 and $2,161,434 , respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $1,409,354 and $2,114,032, respectively.

3.	CAPITAL CONTRIBUTIONS/DISTRIBUTIONS

        Cash distributions paid to Unitholders during the period January 1, 1995 to September 30, 1995 by the Partnership aggregated $6,871,257 which related to operations for the quarters ended December 31, 1994, March 31, 1995 and June 30, 1995. The General Partners' distributions aggregating $69,405 were withheld by the Partnership since funds of an equal amount would have to be contributed to the Partnership at the end of the year as required by the Partnership's Revised Limited Partnership Agreement.

4.	SUBSEQUENT EVENTS

        In October 1995, the Partnership declared a cash distribution to Unitholders aggregating $2,313,553 ($.18 per Unit) pertaining to the period from July 1, 1995 to September 30, 1995, of which $2,290,418, representing the Limited Partners' share, is to be distributed on or about November 15, 1995. For the reasons discussed in Note 3, the General Partners' distributions aggregating $23,135 will be withheld by the Partnership.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1994, the Partnership had working capital reserves ("Reserves") of approximately $4,887,000. During the nine months ended September 30, 1995, the Partnership expended approximately $3,303,000 for capital improvements.
The Partnership has current Reserves of approximately $4,598,000 including approximately $3,014,000 retained from cash generated from operations for the nine months ended September 30, 1995. At September 30, 1995, the Partnership had approximately $972,000 of outstanding commitments for capital improvements and approximately $5,124,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties. These Capital Costs consist primarily of projected tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. During the remainder of 1995, the Partnership expects to fund approximately $1,901,000 from Reserves for these Capital Costs. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly. It may be necessary to adjust future cash distributions to increase the Reserves.

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

Results of Operations

Net income for the nine months ended September 30, 1995 increased approximately $353,000 in comparison to the corresponding period in 1994. The increase in rental revenue of approximately $1,445,000 from the corresponding period in 1994 resulted from increases in rental revenue at most of the properties. The most significant increases occurred at Oakland Pointe and Lincoln Marina Bay, as a result of increased occupancy, and at Powell Street and Summit Village, as a result of increases in percentage rents and rental rates, respectively. The increase in other income is attributable to receipt of a lease termination fee at Three Riverside Drive.

Property operating expenses for the nine months ended September 30, 1995 decreased approximately $128,000 in comparison to the corresponding period in 1994. The majority of the decrease is attributable to a decrease in operating expenses at Town Center, specifically related to a real estate tax refund received and a reduction in repairs and maintenance. Increased amortization expense is a result of the write-off of the unamortized cost of the tenant improvements and leasing commissions associated with a tenant that vacated Village Square. The investment portfolio fee increased slightly due to an increase in net assets at current value as discussed below. Based on an analysis performed on each property it was necessary to increase the allowance for doubtful accounts at certain properties, the majority of which was established at the retail properties, including approximately $221,000 related to the tenant that vacated Village Square.

The Partnership made cash distributions of $.54 per Unit to Unitholders for each of the nine months ended September 30, 1995 and 1994.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $15.10 at September 30, 1995 from $15.00 at September 30, 1994. The increase in Net Asset Value per Unit is primarily the result of increases in the appraised value of several of the Partnership's properties, including significant increases in Cross Pointe Centre, Powell Street, Lincoln Square Apartments and Summit Village Apartments. The increase in appraised value of Cross Pointe Centre is a result of improved occupancy in conjunction with a stronger tenant mix, including an expansion of a proven anchor tenant and a reduced vacancy allowance. Powell Street's increase in appraised value is primarily due to an increase in percentage rent, with stable cash flow and modest lease expirations projected over the next few years. The increase in appraised value of Lincoln Square Apartments and Summit Village Apartments is a result of an increase in projected market rents. These value increases were partially offset by decreases in the appraised value of Village Square, Town Center Business Park and Oakland Pointe Shopping Center. The decrease in appraised value of Village Square is a result of a significant decrease in its occupancy rate from 56% to 39%. The General Partners are currently considering options for the future strategy of this property. The decrease in appraised value of Town Center Business Park is primarily a result of a decrease in projected income from rents and expense reimbursements. The majority of the decrease in appraised value of Oakland Pointe is a result of a change in renewal assumptions associated with a major tenant. In addition, the increase in Net Asset Value per Unit was partially offset by a decrease related to the sale of a building at Westgate Distribution Center in October 1994 and the subsequent special distribution made in December 1994 of a portion of the sale proceeds.

Net income for the three months ended September 30, 1995 decreased approximately $197,000 as compared to the corresponding period in 1994. The increase in expenses is primarily attributable to the increase in amortization expense as a result of the write-off of the unamortized cost of the tenant improvements and leasing commissions associated with a tenant that vacated Village Square. Based on an analysis performed on each property it was necessary to increase the allowance for doubtful accounts at certain retail properties, including approximately $98,000 related to Village Square. This increase in expense was partially offset by increases in rental revenue at certain retail properties. As discussed above, the increase in other income is attributable to receipt of a lease termination fee at Three Riverside Drive.


			PART II - OTHER INFORMATION


Item 5. 	Other Information

		None

Item 6.		Exhibits and Reports on Form 8K

		(a)	None

		(b)	None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Aetna Real Estate Associates, L.P.

                                BY:     AREA GP CORPORATION
                                        General Partner




Date:  November 13, 1995	BY:	/s/ Paul L. Abbott
                                        Name:   Paul L. Abbott
                                        Title:  President, Chief Executive
                                        Officer and Chief Financial
                                        Officer