Form 10-K
period 1995-12-31
AETNA REAL ESTATE ASSOCIATES L P
filed 1996-03-29
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   _________

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1995

[]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ________

                         Commission file number 0-14986

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             (Exact name of registrant as specified in its charter)

        Delaware                                 11-2827907
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

242 Trumbull Street, Hartford, Connecticut              06156
(Address of principal executive offices)              (zip code)

Registrant's telephone number, including area code (203) 275-2178

Securities registered pursuant to Section 12(g) of the Act:

                      Limited Partnership Depositary Units
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X___    No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $193,901,738 (1)

________________

(1) This statement relates to Units which represent limited partnership interests in the Registrant. The amount above is calculated based on the Net Asset Value of Units of $15.24 at December 31, 1995.


                                     PART 1

Item 1.  Business.

Aetna Real Estate Associates, L.P. (the "Registrant") is a limited partnership organized under the laws of the State of Delaware on September 11, 1986. The general partners of the Registrant (the "General Partners") are Aetna/AREA Corporation ("Aetna/AREA"), a Connecticut corporation that is an affiliate of Aetna Life and Casualty Company ("Aetna"), and AREA GP Corporation ("AREA GP"), a Delaware corporation that is an affiliate of Lehman Brothers Inc. ("Lehman").

From March 1986 through December 31, 1990, the Registrant offered up to $300,000,000 of units which represent the economic rights attributable to limited partnership interests in the Registrant ("Units") through an ongoing public offering (the "Primary Offering") and an additional $30,000,000 of Units pursuant to the Registrant's Distribution Reinvestment Plan (the "DRIP"). In addition, in conjunction with the Primary Offering, certain holders of Units (the "Selling Unitholders") offered up to $30,000,000 of Units (the "Remarketing Opportunity"). Since January 1, 1991, the Registrant has not offered Units for sale in the Primary Offering, the Remarketing Opportunity, or the DRIP. The Registrant received an aggregate of $265,521,423 of capital contributions from the sale of 12,724,547 Units. The Registrant does not anticipate raising additional capital through the sale of Units.

The Registrant is engaged in the business of investing in income-producing apartment complexes, office buildings, shopping centers and other commercial real estate offered by non-affiliated sellers ("Properties"). All investments in Properties that the Registrant has made are referred to herein collectively as "Investments in Properties". The Registrant acquired its interests in Investments in Properties either directly or through joint ventures or other partnerships that own Properties. The Registrant has acquired all of its interests in Properties entirely with cash.

As of December 31, 1995, the Registrant held 13 Investments in Properties at a total cost of approximately $239.9 million. (See Item 2 in this report for a further description of the Investments in Properties.) Such Investments in Properties have been funded from the proceeds of the sale of Units and from cash retained by the Registrant from operations and from sales of Investments in Properties.

The Registrant's principal objectives are to invest in Properties with the goals of obtaining:

   (1) cash distributions from rental and interest income;

   (2) capital appreciation; and

   (3) preservation and protection of capital.

In 1995, the Registrant made distributions of cash generated from operations of $.18 per Unit per quarter. (See Item 5 below for additional information regarding recent quarterly distributions.) The General Partners anticipate that quarterly cash distributions will continue throughout 1996. The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Net Asset Value per Unit increased to $15.24 at December 31, 1995 from $14.96 at December 31, 1994. The increase in Net Asset Value per Unit is attributable to the increases in the appraised values of certain of the Registrant's properties, primarily Cross Pointe Centre and Powell Street Plaza. The increase in value in Cross Pointe Centre is a result of an increase in leased percentage, from 82% to approximately 90%, in conjunction with a stronger tenant mix, including an expansion of a proven anchor tenant and a reduced vacancy allowance. Powell Street Plaza's increase in value is primarily due to an increase in percentage rent with stable cash flow and modest lease expirations projected over the next few years. These value increases were partially offset by decreases in the appraised value of Village Square Shopping Center and Oakland Pointe Shopping Center. The decrease in appraised value of Village Square Shopping Center is a result of a significant decrease in its occupancy rate. The General Partners are currently considering options for the future strategy of this property. Part of this strategy includes a change in the property management firm, effective in April 1996. The majority of the decrease in appraised value of Oakland Pointe Shopping Center is a result of a change in renewal assumptions associated with a major tenant and an increase in the vacancy assumptions.

Competition

The Registrant competes with other real estate owners and developers for tenants and potential buyers in the rental and sale of its Investments in Properties. Each of the Investments in Properties faces competition from similar properties within the same vicinity. Increases in the availability of properties competitive with the Registrant's Investments in Properties may have an adverse affect on the occupancy levels, revenues and marketability of the Registrant's Investments in Properties. Should the Registrant be in the market to acquire new or sell existing Investments in Properties, it would face competition in connection with such acquisitions or sales from businesses, individuals, fiduciary accounts and plans and other entities engaged in real estate investment, which may include certain affiliates of the General Partners. The number of entities interested and the amount of funds available for investment in properties of a type suitable for investment by the Registrant may change.

Employees

The Registrant has no employees. The officers, directors and employees of the General Partners and their affiliates perform services for the benefit of the Registrant. These services are provided in consideration of the fees paid to the General Partners as described under Item 13 below and the expense of providing these services is not separately charged to the Registrant. First Data Investor Services Group, Inc., formerly The Shareholder Services Group, has been retained by AREA GP to provide accounting and investor communications services to the Registrant.

Item 2.  Properties.

As of December 31, 1995, the Registrant held 13 Investments in Properties.

                                  (in thousands)
                                    Historical
Property                             Cost (1)

Cross Pointe Centre                 $ 22,261
Lincoln Square Apartments             13,458
Gateway Square                         7,346
Summit Village                        37,183
Village Square Shopping Center         8,109
Marina Bay Industrial Park            10,880
Town Center Business Park             41,865
Oakland Pointe Shopping Center        22,643
115 & 117 Flanders Road               12,267
Three Riverside Drive                 10,122
Windmont Apartments                    7,834
Powell Street Plaza                   31,829
Westgate Distribution Center          14,146
    Total                           $239,943

(1) Historical cost is before accumulated depreciation and may not equal cash invested because of certain adjustments based on the application of generally accepted accounting principles. For historical cost purposes, properties are recorded at the lower of cost net of impairment write-down or estimated fair value. At December 31, 1995, an impairment loss was recorded for approximately $4,408,000. (See Footnote 3 to the consolidated financial statements.)

The Registrant determines the current value of each of its Investments in Properties quarterly based on independent appraisals of the underlying real estate using generally accepted valuation techniques. These appraisals are used to determine Net Asset Value per Unit on a quarterly basis and to prepare the Registrant's current value financial statements.

Each appraisal is based on numerous assumptions, limiting conditions and valuation techniques utilized by the independent appraisers retained by the Registrant. Two of the many assumptions utilized by the appraisers are the terminal capitalization rate and the discount rate. The terminal capitalization rate is used to estimate the reversionary proceeds to be received from the assumed sale of an investment at the end of a typical holding period. The discount rate is used to determine the net present value of the estimated annual cash flows of an investment, including the residual proceeds, over the holding period. Terminal capitalization rates utilized in the appraisals of the Investments in Properties at December 31, 1995 ranged from 9.00% to 10.00%. Discount rates utilized in the appraisals of the Investments in Properties at December 31, 1995 ranged from 11.50% to 13.00%.

Current Properties
A brief description of all Investments in Properties is set forth below. Neither the Registrant, if it owns a Property directly, nor any joint venture or partnership in which the Registrant has invested, have incurred any debt to acquire or maintain any of the Properties.

Cross Pointe Centre

The Registrant owns Cross Pointe Centre, a community shopping center with approximately 211,345 square feet of net rentable space, located on a 25.8-acre site in Centerville, Ohio. As of December 31, 1995, the shopping center was 90% leased and 85% occupied.

Lincoln Square Apartments

On November 14, 1986, the Registrant acquired a controlling general partnership interest in a limited partnership which owns the Lincoln Square Apartments, a 240-unit apartment project on a 12.7-acre site located in Arlington Heights, Illinois. Effective December 1, 1993 the Registrant acquired its partner's interest in Lincoln Square Apartments and now owns 100% of the property. As of December 31, 1995, the project was 97% leased and 95% occupied.

Gateway Square

The Registrant owns Gateway Square, a specialty retail center located in Hinsdale, Illinois. The center contains approximately 40,366 square feet of rentable space on a 3.7-acre site. As of December 31, 1995, the retail center was 98% leased and occupied.

Summit Village

The Registrant owns Summit Village, a 366-unit apartment complex built in two phases on a 6.2-acre site in the Rosslyn area of Arlington County, Virginia. Historical leasing and occupancy information with respect to Summit Village for the five most recent years is as follows:

                        Leased               Occupied
       12/31/91          94%                    92%
       12/31/92          99%                    96%
       12/31/93          96%                    94%
       12/31/94          99%                    98%
       12/31/95          99%                    99%

The current leases generally have terms of seven or twelve months at monthly rental rates ranging from $945 to $1,349 per unit.

There are plans to construct a second phase to Meridian Courthouse, an indirect competitor, which is located less than one mile from Summit Village. The proposed midrise will include 316 additional apartment units. Construction has begun and completion is scheduled for the end of 1996. Rents will be the same as the existing tower at Meridian, which are significantly higher than Summit Village. Leasing is anticipated to begin in late spring 1996.

Marina Bay Industrial Park

The Registrant owns a controlling general partnership interest in a limited partnership that owns the Marina Bay Industrial Park, a 165,780 square foot industrial park located in Richmond, California on an 8.6-acre site. The Marina Bay Industrial Park is a four-building complex that includes a rehabilitated industrial distribution building (approximately 103,680 square feet) and three newer research/development/light industrial buildings (approximately 62,100 square feet). As of December 31, 1995, the complex was 98% leased and occupied.

Village Square Shopping Center

The Registrant owns Village Square Shopping Center, a community shopping center in Hazelwood, Missouri containing approximately 207,304 square feet of net rentable area on approximately 20 acres of land. As of December 31, 1995, the shopping center was 63% leased and 35% occupied.

A tenant with a lease totaling 22,282 square feet, included in the leased percentage above, vacated the property during 1992 but continues to pay rent until 1997 when the lease expires. Another tenant, who occupied approximately 36,000 square feet vacated its space during 1995. At this time, the General Partner is considering options for the future strategy of this property. Part of this strategy includes a change in the property management firm, effective in April 1996.

Town Center Business Park

The Registrant owns a controlling interest in a general partnership which owns and operates the Town Center Business Park, totaling approximately 456,700 square feet of net rentable area on approximately 28 acres in Santa Fe Springs, California. Town Center Business Park was developed in two phases. Phase I consists of a three-story office building and six industrial buildings totaling approximately 322,700 rentable square feet. Phase II, which opened in February 1990, consists of a two-story office/service building and two industrial buildings containing approximately 134,000 square feet.

During 1996, ten leases covering 10% of the space in Town Center Business Park are scheduled to expire. Contact has been made with all tenants and renewal discussions are currently underway with five of them. The Registrant anticipates that tenants holding leases for 6% of the space will renew their leases and 4% will vacate the property. Also the Registrant is currently negotiating a lease with a current tenant in the park to expand into approximately 1% of space in Town Center Business Park.

Town Center Business Park has no single tenant which occupies 10% or more of the rentable square footage. During 1997 and 1998, twelve and eight leases, respectively, are scheduled to expire covering 18% and 6%, respectively, of the space in Town Center Business Park.

Historical leasing and occupancy information with respect to Town Center Business Park for the five most recent years is as follows:

                        Leased               Occupied
       12/31/91          81%                    71%
       12/31/92          87%                    66%
       12/31/93          67%                    62%
       12/31/94          76%                    74%
       12/31/95          84%                    72%

Average annualized rental rates for December 1995 were $10.87 per square foot as compared to $10.75 per square foot in December 1994 and $10.62 per square foot for December 1993.

Oakland Pointe Shopping Center

The Registrant owns a portion of the Oakland Pointe Shopping Center, a shopping center containing approximately 434,150 square feet located on 49.8 acres in Pontiac, Michigan. The portion owned by the Registrant (the "Oakland Project") contains approximately 213,350 square feet of rentable area on approximately
32.1 acres. As of December 31, 1995, the Oakland Project was approximately 89% leased and occupied.

During 1996, three leases covering 4% of the space in Oakland Pointe Shopping Center are scheduled to expire. Contact has been made with each of the tenants. One is expected to terminate, one has executed a renewal and final negotiations are underway with the last tenant. The Registrant is also negotiating a lease with one new tenant to occupy approximately 1% of the space in Oakland Pointe Shopping Center.

During 1997 and 1998 three and eleven leases, respectively, are scheduled to expire covering 9% and 33% of the space, respectively.

Oakland Pointe Shopping Center has two tenants which occupy 10% or more of the rentable square footage. A lease for 27,001 square feet expires in 1998 and provides annual base rent of $189,007 (10% of total base rent) in 1996. Another lease for 27,060 square feet expires in 2004 and provides annual base rent of $216,480 (11% of total base rent) in 1996.

Historical leasing and occupancy information with respect to Oakland Pointe Shopping Center for the five most recent years is as follows:

                     Leased              Occupied
   12/31/91           83%                  81%
   12/31/92           84%                  84%
   12/31/93           74%                  74%
   12/31/94           90%                  90%
   12/31/95           89%                  88%

Average annualized rental rates for December 1995 were $13.45 per square foot.

115 and 117 Flanders Road

The Registrant owns 115 and 117 Flanders Road, two buildings containing approximately 115,175 square feet of net rentable area and located on approximately 26.6 acres in Westborough, Massachusetts. Each building has a two-story office/research and development section and a one-story office/warehouse section. As of December 31, 1995, 115 Flanders was 100% leased and occupied, while 117 Flanders was 30% leased and occupied. The low occupancy at 117 Flanders Road is attributable to the early termination of a lease for a major tenant occupying 70% of the property. As a result, a lease termination fee of approximately $115,000 was received in November 1995. The space is currently being marketed to potential replacement tenants however, no lease negotiations have commenced as of March 15, 1996.

Three Riverside Drive

The Registrant owns Three Riverside Drive, an office/research and development building containing approximately 91,350 square feet of rentable area located on approximately 8.8 acres in Andover, Massachusetts. As of December 31, 1995, the building was 79% leased and occupied. The change in occupancy from 95% as of December 31, 1994 to the current 79% is attributable to the early termination of a lease for a tenant. As a result, a lease termination fee of approximately $171,000 was received in September 1995. The space is currently being marketed to potential replacement tenants however, no lease negotiations have commenced as of March 15, 1996.

Windmont Apartments

The Registrant owns Windmont Apartments, a 178-unit apartment complex which is located on 6.8 acres in DeKalb County, Georgia. As of December 31, 1995, the complex was approximately 99% leased and 97% occupied.

Powell Street Plaza

The Registrant owns Powell Street Plaza, a shopping center with approximately 169,551 square feet of rentable space, located on approximately 12.9 acres in Emeryville, California.

Certain governmental agencies in California, led by the Alameda County Healthcare Services Agency, delivered a letter (the "Request Letter") to the Registrant on June 4, 1993 requiring that it remediate certain soil and ground water contamination by petroleum hydrocarbons existing on the Powell Street property. The contamination is the result of a use of the property prior to its acquisition by the Registrant in 1990. Pursuant to the agreement under which the Registrant acquired Powell Street Plaza, the Registrant has made a demand on the former owner from which it acquired the property (the "Former Owner") to remediate the contamination. The Former Owner has agreed to respond to the governmental agencies. The Former Owner prepared a site characterization and submitted a remediation plan to the Alameda County Healthcare Services Agency, which have been approved. The Registrant is monitoring the process and anticipates that all costs of complying with the Request Letter will be borne by the Former Owner. The Registrant has hired their own consultant to analyze the extent of the pollution and the most likely method to perform the cleanup. The consultant's analysis will be used as a benchmark for gauging future progress by the Former Owner.

In each of the years 1996 and 1997 there is one lease scheduled to expire covering 1.4% and .1%, respectively, of the space in Powell Street Plaza. Six leases expire in 1998 covering 13% of the space in Powell Street Plaza. Additionally, subsequent to December 31, 1995, one tenant, occupying 3.7% of the space, terminated its lease. Negotiations have commenced with potential replacement tenants for this space, including potential expansion by existing tenants.

Powell Street Plaza has two tenants with leases covering 10% or more of the rentable square footage of the property. The first lease, for 27,275 square feet, expires in 2009 and provides annual base rent of $358,666 (13% of total rent) in 1996. The lease contains two consecutive five-year options to renew. The second lease, for 25,025 square feet, expires in 2003 and provides annual base rent of $287,788 (11% of total rent) in 1996. The lease contains four consecutive five-year options to renew.

Historical leasing and occupancy information with respect to Powell Street Plaza for the five most recent years is as follows:

                       Leased       Occupied
       12/31/91         100%            95%
       12/31/92         100%           100%
       12/31/93         100%            86%
       12/31/94         100%           100%
       12/31/95         100%           100%

Average annualized rental rates for December 1995 were $15.67 per square foot as compared to $15.28 per square foot for December 1994 and $14.20 per square foot for December 1993.

The trade area gained a major new development at the East Bay Bridge site, a 450,000 square foot power center about one mile from Powell Street. The property opened with a Home Depot, Sportmart and Toys R Us. The only direct competition is with Powell Street Plaza's Copeland Sports.

On December 21, 1995 approximately 12,100 square feet of land at Powell Street Plaza was condemned, for purposes of road construction, by the State of California Department of Transportation. Net proceeds to the Registrant were approximately $271,000, after paydown of a portion of the City's special assessment. Loss on the sale included in the consolidated financial statements was approximately $23,000 for the year ended December 31, 1995.

Westgate Distribution Center

The Registrant owns Westgate Distribution Center, which consists of three warehouse/distribution buildings totaling approximately 430,300 rentable square feet on 20.6 acres in Corona, California. Westgate Distribution Center was developed in two phases. Phase One consists of two buildings containing approximately 226,200 rentable square feet. Phase Two consisted of two parcels, one containing a 98,000 square foot building constructed during 1994 and the other containing a 96,400 square foot building constructed in December 1992, and sold to its tenant in October 1994. The three remaining buildings were 100% leased and occupied as of December 31, 1995.


Properties Sold During 1995

On December 21, 1995 approximately 12,100 square feet of land at Powell Street Plaza was condemned, for the purpose of road construction, by the State of California Department of Transportation. Net proceeds to the Partnership were approximately $271,000, after paydown of a portion of the City's special assessment. Loss on the sale included in the consolidated financial statements was approximately $23,000 for the year ended December 31, 1995.


Item 3.  Legal Proceedings.

Neither the Registrant nor any of the Registrant's Investments in Properties are subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended December 31, 1995, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters.

The Units represent the economic rights attributable to limited partnership interests in the Registrant. There is no established public trading market for the Units. The Registrant's Units are listed on certain matching services (the "Matching Programs") currently maintained by various broker-dealers. These Matching Programs are computerized listing systems that put individuals who wish to sell listed securities in contact with persons who wish to buy such securities. Neither the broker-dealers nor the General Partners are required to list the Registrant's Units on the Matching Program. There can be no assurance that any Units listed on the Matching Program will be sold.

As of March 1, 1996, the number of Unitholders was approximately 19,657.

The Revised Limited Partnership Agreement dated December 1, 1988 by and among Aetna/AREA Corporation, AREA GP Corporation and AREA Depositary Corporation (the "Partnership Agreement") provides for distributions of net cash from operations, if any, to be paid quarterly to Unitholders. Net cash from operations, according to the Partnership Agreement, is equal to net income, before depreciation, less any amounts set aside to increase or create reserves. In the last two years, quarterly cash distributions of $.18 per Unit have been paid to Unitholders. In addition the Registrant made special cash distributions of $.19 per Unit on December 29, 1994, of which $.16 represents a return of capital, from proceeds from the sale of the building at Westgate Distribution Center.


Item 6.  Selected Financial Data.

The following selected financial data of the Registrant have been selected by the General Partners and derived from the consolidated financial statements for the indicated periods, which have been audited by Coopers & Lybrand L.L.P., independent certified public accountants, whose report thereon is included elsewhere herein. The information set forth below should be read in conjunction with the Registrant's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(Dollars in thousands, except per Unit data)
Years Ended December 31,

                               1995       1994       1993       1992       1991

Revenue . . . . . . . . .  $ 28,438   $ 26,454   $ 26,389   $ 29,507   $ 30,948
Operating Income before
impairment of investment in
real estate . . . . . . .     5,002      4,144      4,492      4,457      4,258
Impairment of investment
in real estate . . . . . .    4,408         --         --         --         --
Operating Income . . .          594      4,144      4,492      4,457      4,258
Gain (Loss) on Sale of
Property . . . . . . . . .      (23)       355      2,358      4,111         --
Cash and Cash
Equivalents . . . . .         8,971      9,373     13,234     13,299      9,258
Total Assets (Historical
Cost Basis) . . . . . .     209,334    217,854    225,248    244,264    254,299
Total Assets (Current
Value Basis) . . . . .      199,709    195,916    190,237    214,807    255,452
Rental Income . . . . .      27,455     25,831     25,782     28,681     30,174
Interest Income . . . .         367        301        339        372        336
Earnings per Weighted
Average Unit . . . .            .04        .35        .54        .67        .33
Cash Distributions per
Unit . . . . . . . . . . . .    .72        .91       1.92       1.31        .50
Net Asset Value per
Unit . . . . . . . . . . . .  15.24      14.96      14.50      16.32      19.39

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

On December 21, 1995 approximately 12,100 square feet of land at Powell Street Plaza was condemned, for purposes of road construction, by the State of California Department of Transportation. Net proceeds to the Partnership were approximately $271,000, after paydown of a portion of the City's special assessment.

The Registrant has current Reserves of $4.5 million, including approximately $3.8 million retained from cash generated from operations in 1995 and $.3 million from the proceeds for the land condemned at Powell Street Plaza. During the year ended December 31, 1995, the Partnership expended approximately $4.5 million for capital improvements. At December 31, 1995, the Registrant had approximately $.9 million of outstanding commitments for capital improvements and approximately $4.8 million of projected capital improvements (collectively "Capital Costs") related to existing Investments in Properties. The projected capital improvements consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant expects to fund Capital Costs throughout 1996 from existing Reserves and the retention of a portion of cash generated from operations. The General Partners will continue to review the Reserves quarterly to determine whether cash distributions should be adjusted.

If sufficient capital is not available at the time of a funding of Capital Costs, the General Partners will review such Capital Costs and take such steps as they consider appropriate, including decreasing future cash distributions from operations, negotiating a delay or other restructuring of the capital funding requirements related to an Investment in Properties or borrowing money, as provided in the Partnership Agreement, on a short-term basis to pay Capital Costs.

Results of Operations

1995 versus 1994
Operating income for the year ended December 31, 1995 decreased approximately $3,550,000 from 1994 resulting primarily from an impairment loss of approximately $4,408,000 reflected in the 1995 Statement of Income. Revenue increased approximately $1,984,000 from 1994, resulting primarily from an increase in rental revenue at the majority of the properties. The most significant increases in rental revenue occurred at Oakland Pointe and Marina Bay Industrial Park, as a result of increased occupancy, and at Summit Village, as a result of an increase in rental rates. The increase in other income of approximately $294,000 for the year ended December 1995 is attributable to receipt of lease termination fees at Three Riverside Drive and 117 Flanders Road.

Property operating expenses for the year ended December 31, 1995 decreased approximately $200,000 in comparison to 1994, primarily as a result of decreases in operating expenses at certain retail and office and industrial properties. The majority of the decrease is due to decreased operating expenses at Town Center Business Park and Oakland Pointe. The increase in depreciation and amortization expense is primarily a result of the write-off of the unamortized cost of the tenant improvements and leasing commissions associated with a tenant that vacated Village Square Shopping Center. The investment portfolio fee increased slightly due to an increase in net assets at current value as discussed below. Based on an analysis performed on each property, it was necessary to increase the allowance for doubtful accounts at certain properties, including approximately $319,000 related to the tenant that vacated Village Square and approximately $140,000 related to Town Center Business Park.

Cash generated from operations per Unit, excluding the proceeds from the sale of the building at Westgate Distribution Center, for 1995 and 1994 was $1.02 and $.90, respectively. The Registrant made cash distributions of $.72 and $.91 per Unit to Unitholders for the years ended December 31, 1995 and 1994, respectively, including the $.19 per Unit special distribution made in December 1994 from the proceeds from the sale of the building at Westgate Distribution Center.

Net Asset Value per Unit increased to $15.24 at December 31, 1995 from $14.96 at December 31, 1994. The increase in Net Asset Value per Unit is attributable to the increases in the appraised values of certain of the Registrant's properties, primarily Cross Pointe Centre and Powell Street Plaza. The increase in value in Cross Pointe Centre is a result of an increase in leased percentage, from 82% to approximately 90%, in conjunction with a stronger tenant mix, including an expansion of a proven anchor tenant and a reduced vacancy allowance. Powell Street Plaza's increase in value is primarily due to an increase in percentage rent with stable cash flow and modest lease expirations projected over the next few years. These value increases were partially offset by decreases in the appraised value of Village Square Shopping Center and Oakland Pointe Shopping Center. The decrease in appraised value of Village Square Shopping Center is a result of a significant decrease in its occupancy rate. The General Partners are currently considering options for the future strategy of this property. Part of this strategy includes a change in the property management firm, effective in April 1996. The majority of the decrease in appraised value of Oakland Pointe Shopping Center is a result of a change in renewal assumptions associated with a major tenant and an increase in the vacancy assumptions.

1994 versus 1993

Operating income for the year ended December 31, 1994 decreased approximately $348,000 from 1993, resulting primarily from the increased amortization expense due to the write-off of the unamortized cost of certain tenant improvements and leasing commissions for certain retail properties. Rental revenue increased slightly for the year ended 1994. Increases in revenues at certain residential and retail properties, in particular Powell Street and Village Square, were partially offset by reduced revenues at certain of the office/industrial properties, primarily Town Center and Marina Bay. The effect of the loss of income at Westgate Distribution Center due to the sale of the building was more than offset by the increase in operating income from 1993, partially attributable to the completion of the third building in Phase II. Other income increased approximately $54,000 for the year ended December 1994 due mainly to increases at the residential properties partially offset by a decrease in other income due to the sale of Lincoln Harbour in January 1993.

Property operating expenses for the year ended December 31, 1994 remained stable in comparison to 1993; increases in operating expenses at certain residential and office/industrial properties were offset by decreases at most of the retail properties and, to a lesser extent, a decrease due to the sale of Lincoln Harbour in January 1993.

Cash generated from operations per Unit, excluding the proceeds from the sales of the building at Westgate Distribution Center and Lincoln Harbour, for 1994 and 1993 was $.90 and $.89, respectively. The Registrant made cash distributions of $.91 and $1.92 per Unit to Unitholders for the years ended December 31, 1994 and 1993, respectively, including the $.19 per Unit special distribution made in December 1994 and the $1.20 per Unit special distribution made in February 1993 from the proceeds from the sales of the building at Westgate Distribution Center and Lincoln Harbour, respectively.

The net asset value of the Registrant's Units, based upon quarterly independent appraisals, increased to $14.96 at December 31, 1994 from $14.50 at December 31, 1993. The increase in Net Asset Value per Unit is attributable to the increases in the appraised values of certain of the Registrant's properties, primarily Oakland Pointe and Powell Street. The increase in appraised value in Oakland Pointe is a result of improved occupancy, from 74% to 90%, capital costs incurred, a reduced vacancy allowance and a reduction in operating expenses, primarily real estate taxes, for future years. Powell Street's increase in appraised value is primarily due to an increase in percentage rent with stable cash flow and modest lease expirations over the next few years. These increases were partially offset by a decrease in Net Asset Value per Unit attributable to the special distribution of a portion of the sale proceeds related to the sale of a building at Westgate Distribution Center in December 1994. Although there was no significant impact on net asset value, Town Center's occupancy continues to be low. Town Center saw some improvement in occupancy, from 62% to 74%, however market rents were adjusted, resulting in lower effective rents and a slight decrease in appraised value. While efforts to secure tenants for the property are ongoing, the weak economic conditions in Southern California have made it difficult to attract qualified lessees.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Registrant has no officers or directors. Aetna/AREA and AREA GP, the General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

Certain officers and directors of AREA GP are now serving (or in the past have served) as officers or directors of entities which act as general partners of a number of real estate limited partnerships, unrelated to the Registrant, which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed bankruptcy petitions own real estate which has been adversely affected by the economic conditions in the markets in which the real estate is located and, consequently, the partnerships sought protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure. As compared to the Registrant, many of these partnerships had different investment objectives, including the use of leverage.

Certain Matters Involving Affiliates of AREA GP Corporation

On July 31, 1993 Shearson Lehman Brothers Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale Shearson changed its name to Lehman Brothers, Inc. The transaction did not affect the ownership of AREA GP. However as a result of this transaction, the general partner changed its name from Hutton/AREA Corporation to AREA GP Corporation.


Item 11.  Executive Compensation.

No compensation was paid by the Registrant to the officers or directors of either of the General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their Affiliates by the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

As of March 15, 1996, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. The Registrant has no directors or officers, and as of March 15, 1996, neither of the General Partners of the Registrant owns any Units, though together they own a 1% general partnership interest in the Registrant. As of March 15, 1996, no directors or officers of AREA GP owned or beneficially owned any Units. As of March 15, 1996, no directors of Aetna/AREA owned any Units, and as of such date, officers of Aetna/AREA as a group beneficially owned approximately 340 Units, which constituted less than 1% of the outstanding Units. The Registrant knows of no arrangements, the operation or the terms of which may at a subsequent date result in a change in control of the Registrant.


Item 13.  Certain Relationships and Related Transactions.

The General Partners and their Affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Registrant. The arrangements for payment of compensation and fees were not determined in arms-length negotiations with the Registrant. The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Registrant's investments. The fee is payable quarterly from available cash flow and may not exceed 2.5% per annum of net asset value. For the year ended December 31, 1995, Aetna/AREA and AREA GP were entitled to fees of $1,925,626 and $2,888,439, respectively, totaling $4,814,066.

During the year ended December 31, 1995, $403,479 was paid to Aetna Life Insurance Company, an affiliate of Aetna/AREA, primarily as reimbursement for insurance expense previously paid on behalf of the Registrant by Aetna Life Insurance Company to persons not affiliated with the Registrant.

As required by the Registrant's Revised Limited Partnership Agreement, the General Partners' distributions aggregating $92,542 which pertain to operations for the quarters ended September 30, 1995, June 30, 1995, March 31, 1995 and December 31, 1994, were withheld by the Registrant since funds of equal amount would have to be contributed to the Registrant at the end of the year.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.

The following documents are filed as part of this report:

   (a) 1.       Financial Statements:
                See List of Financial Statements and Financial Statement
                Schedule in Item 8.

       2.       Financial Statement Schedules:
                See List of Financial Statements and Financial Statement
                Schedule in Item 8.

       3.       Exhibits:

                       3.1 Form of Subscription Agreement (incorporated by
                           reference to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

                       3.2 Revised Limited Partnership Agreement of the
                           Registrant (incorporated by reference to
                           Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

                       3.3 Form of Certificate of Limited Partnership Interest
                           (incorporated by reference to Post-Effective
                           Amendment No. 14 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

                       3.4 Form of Distribution Reinvestment Plan Election Card
                           (incorporated by reference to Post-Effective
                           Amendment No. 15 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

                       4.1 Revised Depositary Agreement of the Registrant
                           (incorporated by reference to Post-Effective
                           Amendment No. 14 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

                       4.2 See Exhibits 3.1, 3.2, 3.3, and 3.4.

                       4.3 Distribution Reinvestment Plan of the Registrant
                           (incorporated by reference to Post-Effective
                           Amendment No. 2 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

                       4.4 Revised Form of Depositary Receipt of the Registrant
                           (incorporated by reference to Post-Effective
                           Amendment No. 17 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

                       4.5 Form of Distribution Reinvestment Plan
                           Administration Agreement (incorporated by reference to Post-Effective Amendment No. 8 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

                      10.1 Revised Escrow Agreement (incorporated by reference
                           to Post-Effective Amendment No. 15 to the
                           Registrant's Registration Statement on Form S-11, File No. 33-2264).

                      10.2 See Exhibits 4.1 and 4.5.

                      10.3 Custody Agreement (incorporated by reference to
                           Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

                      10.4 Processing Agreement (incorporated by reference to
                           Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

                      10.5 Amendment to Revised Escrow Agreement, dated March
                           4, 1991 (incorporated by reference to Form 10-K for the year ended December 31, 1990).

                      10.6 Amendment to Custody Agreement, dated March 4, 1991
                           (incorporated by reference to Form 10-K for the year ended December 31, 1990).

                      10.7 Amendment to Processing Agreement, dated March 4,
                           1991 (incorporated by reference to Form 10-K for the year ended December 31, 1990).

                      22 Subsidiaries of the Registrant (incorporated by reference to Post-Effective Amendment No. 11 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

   (b) There were no reports on Form 8-K filed in the fourth quarter of fiscal year 1995.

   (c) See Exhibit Index contained herein.

   (d) See List of Financial Statements and Financial Statement Schedule included in Item 8.

                     INDEX TO EXHIBITS

Exhibit                                                                   Page
3.1 Form of Subscription Agreement (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's Registration
        Statement on Form S-11, File No. 33-2264)                           *

3.2 Revised Limited Partnership Agreement of the Registrant (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's
        Registration Statement on Form S-11, File No. 33-2264)              *

3.3 Form of Certificate of Limited Partnership Interest (incorporated by reference to Post-Effective Amendment No. 14 to the Registrant's
        Registration Statement on Form S-11, File No. 33-2264)              *

3.4 Form of Distribution Reinvestment Plan Election Card (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's
        Registration Statement on Form S-11, File No. 33-2264)              *

4.1 Revised Depositary Agreement of the Registrant (incorporated by reference to Post-Effective Amendment No. 14 to the Registrant's
        Registration Statement on Form S-11, File No. 33-2264)              *

4.2     See Exhibits 3.1, 3.2, 3.3, and 3.4                                 *

4.3 Distribution Reinvestment Plan of the Registrant (incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's
        Registration Statement on Form S-11, File No. 33-2264)              *

4.4 Revised Form of Depositary Receipt of the Registrant (incorporated by reference to Post-Effective Amendment No. 17 to the Registrant's
        Registration Statement on Form S-11, File No. 33-2264)              *

4.5 Form of Distribution Reinvestment Plan Administration Agreement (incorporated by reference to Post-Effective Amendment No. 8 to the Registrant's Registration Statement on Form S-11, File No. 33-2264) *

10.1 Revised Escrow Agreement (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form
        S-11, File No. 33-2264)                                             *

10.2    See Exhibits 4.1 and 4.5                                            *

10.3 Custody Agreement (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form
        S-11, File No. 33-2264)                                             *

10.4 Processing Agreement (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form
        S-11, File No. 33-2264)                                             *

10.5 Amendment to Revised Escrow Agreement, dated March 4, 1991 (incorporated by reference to Form 10-K for the year ended December
        31, 1990)                                                           *

10.6    Amendment to Custody Agreement, dated March 4, 1991 (incorporated by
        reference to Form 10-K for the year ended December 31, 1990)        *

10.7    Amendment to Processing Agreement, dated March 4, 1991 (incorporated by
        reference to Form 10-K for the year ended December 31, 1990)        *

22 Subsidiaries of the Registrant (incorporated by reference to Post-Effective Amendment No. 11 to the Registrant's Registration
        Statement on Form S-11, File No. 33-2264)                           *

*Incorporated by reference


                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 1996.


                                Aetna Real Estate Associates, L.P.

                                By:  Aetna/AREA Corporation,
                                     General Partner

                                By:  /s/Daniel R. Leary
                                     Daniel R. Leary
                                     President



                                By:  AREA GP Corporation,
                                     General Partner

                                By:  /s/Paul L. Abbott
                                     Paul L. Abbott
                                     President




   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27th, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                                    Title

/s/Daniel R. Leary               President (Principal Executive Officer)
Daniel R. Leary                  and Director of Aetna/AREA Corporation

/s/Lee M. Farland                Treasurer (Chief Financial Officer) of
Lee M. Farland                   Aetna/AREA Corporation

/s/Carol M. Kuta                 Comptroller of Aetna/AREA Corporation
Carol M. Kuta

/s/James W. O'Keefe              Vice President and Director of
James W. O'Keefe                 Aetna/AREA Corporation

/s/Dean A. Lindquist             Assistant Comptroller of Aetna/AREA
Dean A. Lindquist                Corporation

/s/Paul L. Abbott                Director, Chief Executive
Paul L. Abbott                   Officer, President and Chief
                                 Financial Officer of AREA GP
                                 Corporation


Item 8.  Financial Statements and Supplementary Data.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)

     List of Financial Statements and Financial
     Statement Schedule
                                                                   Page

     Report of Independent Accountants                             F-2

     Report of Landauer Associates, Inc.                           F-3

     Consolidated Balance Sheets (Historical Cost and
     Current Value) December 31, 1995 and 1994                     F-4

     Consolidated Statements of Income (Historical
     Cost) for the years ended December 31, 1995, 1994
     and 1993                                                      F-5

     Consolidated Statements of Partners' Capital
     (Deficiency) (Historical Cost) for the years ended
     December 31, 1995, 1994 and 1993                              F-6

     Consolidated Statements of Partners' Capital
     (Deficiency) (Current Value) for the years ended
     December 31, 1995, 1994 and 1993                              F-7

     Consolidated Statements of Cash Flows (Historical
     Cost) for the years ended December 31, 1995, 1994
     and 1993                                                      F-8

     Consolidated Current Value Basis Statements of
     Changes in Excess (Deficiency) of Current Value over
     Historical Cost for the years ended December 31, 1995,
     1994 and 1993                                                 F-9

     Notes to Consolidated Financial Statements                F-10 - F-18

     Report of Independent Accountants-
         Supplementary Information                                 F-19

     The following financial statement schedule of Aetna Real Estate Associates, L.P. required by Item
     14 (d) is included in this Item 8:

     Schedule III -- Real Estate and Accumulated
     Depreciation                                              F-20 - F-26

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted since: (1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders of
   Aetna Real Estate Associates, L.P.:

We have audited the accompanying consolidated historical cost balance sheets of Aetna Real Estate Associates, L.P. (the "Partnership") as of December 31, 1995 and 1994, and the related consolidated historical cost statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the supplemental consolidated current value basis balance sheets of Aetna Real Estate Associates, L.P. as of December 31, 1995 and 1994, and the supplemental consolidated current value basis statements of partners' capital and changes in the excess of current value over historical cost for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Am audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the historical cost financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aetna Real Estate Associates, L.P. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As described in Note 3, during 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

As described in Note 2, the supplemental consolidated current value financial statements have been prepared by management to present relevant financial information that is not provided by the consolidated historical cost financial statements and are not intended to be a presentation in conformity with generally accepted accounting principles. In addition, the supplemental consolidated current value financial statements do not purport to present the net realizable, liquidation, or market value of the Partnership as a whole. Furthermore, amounts ultimately realized by the Partnership from the disposal of properties may vary significantly from the current values presented.

In our opinion, the supplemental consolidated current value financial statements referred to above present fairly, in all material respects, the information set forth in them on the basis of accounting described in Note 2.


Coopers & Lybrand L.L.P.
Hartford, Connecticut
February 14, 1996


REPORT OF LANDAUER ASSOCIATES, INC.


                                                    LANDAUER ASSOCIATES, INC.
                                                    225 West Washington Street
                                                    Suite 1500
                                                    Chicago, IL  60606
                                                    (312) 899-0100
    March 14, 1996                                  FAX (312) 899-0006



    Coopers & Lybrand
    and the Unitholders of Aetna
    Real Estate Associates, L.P.

    We have estimated the market value of certain real property (the "Properties") owned by Aetna Real Estate Associates, L.P. (the "Partnership") as of December 31, 1995. The Properties consist of the 14 properties identified in the Partnership's Form 10-K for the fiscal year ended December 31, 1995.

    Full annual valuation reports and three quarterly update reports were performed for each of the Properties during 1995. In accordance with an on-going schedule, the dates of the full annual valuations varied from property to property during the course of the year. The quarterly valuations, which were more limited in scope, were based on and subject to the most recent full valuation. Each property was inspected at least once during the course of the assignment. The reports were prepared in accordance with the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute.

    The aggregate market value estimate reported below is subject to the detailed assumptions and limiting conditions with respect to each Property contained, or incorporated by reference, in the Appraisal with respect to such Property. The aggregate market value estimate is the sum of the individual property market values and does not reflect any premium or discount for the properties as a whole.

    In our opinion, the aggregate market value of the Properties, as of December 31, 1995 was:

           ONE HUNDRED EIGHTY-NINE MILLION TWO HUNDRED FIFTY THOUSAND DOLLARS
                                   $189,250,000

    Landauer was not employed to provide legal analysis and assumes no responsibility for any matters of a legal nature. Landauer was also not employed to perform engineering inspections and assumes no responsibility for structural and mechanical, electrical or any other construction matters, or the ability of the underlying properties to withstand climatic or seismic disruptions.

    Neither Landauer Associates, Inc., its officers, or any staff employed on the valuations have any present or contemplated future interests in the Properties. We have no personal interest or bias with respect to the subject matter or the parties involved. To the best of our knowledge and belief, the facts upon which the analyses and conclusions are based are true and correct. Landauer's fee for the assignment was in no way contingent upon the values reported.


    LANDAUER ASSOCIATES, INC.



                      AETNA REAL ESTATE ASSOCIATES, L.P.
                           Consolidated Balance Sheets
                       (Historical Cost and Current Value)
                        As of December 31, 1995 and 1994
                                 (in thousands)

                                          1995                     1994
                                  Current                   Current
                                    Value  Historical         Value  Historical
                                  (Note 2)       Cost       (Note 2)       Cost
     Assets

Investments in real estate:
   Properties                    $189,415    $244,351      $185,269    $241,333
   Less write-down of property
        for permanent impairment       --      (4,408)           --          --
   Less accumulated depreciation
        and amortization               --     (43,761)           --     (36,979)
      Total investments in
      real estate                 189,415     196,182       185,269     204,354

Cash and cash equivalents           8,971       8,971         9,373       9,373
Rent and other receivables          1,310       4,168         1,261       4,114
Other                                  13          13            13          13

        Total assets             $199,709    $209,334      $195,916    $217,854

Liabilities and Partners' Capital

Liabilities:
   Investment portfolio fee
      payable to related
      parties                    $  1,212    $  1,212      $  1,188    $  1,188
   Accounts payable and
      accrued expenses                451         451           566         566
   Accrued property taxes             815         815           755         755
   Security deposits                  824         824           814         814
   Unearned income                    226         226           134         134
        Total liabilities           3,528       3,528         3,457       3,457

Commitments (Note 14)

Partners' capital (deficiency):
   General Partners                   (11)         85          (140)         79
   Limited Partners               196,192     205,721       192,599     214,318
      Total partners' capital     196,181     205,806       192,459     214,397

      Total liabilities and
      partners' capital          $199,709    $209,334      $195,916    $217,854


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                       AETNA REAL ESTATE ASSOCIATES, L.P.
               Consolidated Statements of Income (Historical Cost)
              For the Years Ended December 31, 1995, 1994 and 1993
                (in thousands, except units and per unit amounts)


                                     1995            1994            1993
Revenue:
   Rental                       $  27,455       $  25,831       $  25,782
   Interest                           367             301             339
   Other income                       616             322             268
                                   28,438          26,454          26,389

Expenses:
   Property operating               9,179           9,379           9,355
   Depreciation and
     amortization                   8,004           7,237           6,915
   Investment portfolio fee
     - related parties              4,814           4,712           4,662
   General and administrative         725             749             692
   Bad debt                           714             233             273
                                   23,436          22,310          21,897

Impairment of investment in
   real estate                     (4,408)             --              --

Operating income                      594           4,144           4,492

(Loss) gain on sale of property       (23)            355           2,358

       Net income               $     571       $   4,499       $   6,850

Net income allocated:
    To the General Partners     $       6       $      45       $      68
    To the Limited Partners           565           4,454           6,782

                                $     571       $   4,499       $   6,850

Weighted average number of
   limited partnership units
   outstanding                 12,724,547      12,724,547      12,724,547

Earnings per limited
   partnership unit             $     .04       $     .35       $     .54



                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                       AETNA REAL ESTATE ASSOCIATES, L.P.
   Consolidated Statements of Partners' Capital (Deficiency) (Historical Cost)
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)



                                    General          Limited
                                   Partners         Partners         Total

Balance at January 1, 1993            $(266)        $239,075      $238,809

   Capital contributions                478               --           478

   Net income                            68            6,782         6,850

   Cash distributions                  (246)         (24,431)      (24,677)

Balance at December 31, 1993             34          221,426       221,460

   Capital contributions                117               --           117

   Net income                            45            4,454         4,499

   Cash distributions                  (117)         (11,562)      (11,679)

Balance at December 31, 1994             79          214,318       214,397

   Capital contributions                 92               --            92

   Net income                             6              565           571

   Cash distributions                   (92)          (9,162)       (9,254)

Balance at December 31, 1995          $  85         $205,721      $205,806


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                       AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency) (Current Value)
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)


                                     General          Limited
                                    Partners         Partners         Total

Balance at January 1, 1993             $(560)        $209,912      $209,352

   Capital contributions                 478               --           478

   Net income                             68            6,782         6,850

   Increase in deficiency of
     current value over
     historical cost                     (56)          (5,498)       (5,554)

   Cash distributions                   (246)         (24,431)      (24,677)

Balance at December 31, 1993            (316)         186,765       186,449

   Capital contributions                 117               --           117

   Net income                             45            4,454         4,499

   Decrease in deficiency of
     current value over
     historical cost                     131           12,942        13,073

   Cash distributions                   (117)         (11,562)      (11,679)

Balance at December 31, 1994           $(140)        $192,599      $192,459

   Capital contributions                  92               --            92

   Net income                              6              565           571

   Decrease in deficiency of
     current value over
     historical cost                     123           12,190        12,313

   Cash distributions                    (92)          (9,162)       (9,254)

Balance at December 31, 1995           $ (11)        $196,192      $196,181


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Consolidated Statements of Cash Flows (Historical Cost)
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)


                                                 1995          1994        1993
Cash flows from operating activities:
 Net income                                   $   571       $ 4,499     $ 6,850
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization               8,004         7,237       6,915
    Impairment of investment in real estate     4,408            --          --
    Loss (gain) on sale of property                23          (355)     (2,358)
    Bad debt expense                              714           233         273
    Deferred (accrued) rental income               (5)           52         (98)
    Increase (decrease) in cash arising from
    changes in operating assets and
    liabilities:
      Rent and other receivables                 (763)         (678)        205
      Investment portfolio fee payable
      to related parties                           24            37      (1,487)
      Accounts payable and accrued expenses      (115)          (49)       (109)
      Accrued property taxes                       60            18         (33)
      Security deposits                            10          (152)       (163)
      Unearned income                              92           (37)        (45)
      Other liabilities                            --            (4)        (64)

         Net cash provided by operating
         activities                            13,023        10,801       9,886

Cash flows from investing activities:
 Investments in real estate                    (4,534)       (7,967)     (3,804)
 Proceeds from sale of property                   271         4,867      18,052
         Net cash (used in) provided by
         investing activities                  (4,263)       (3,100)     14,248

Cash flows from financing activities:
 Cash distributions                            (9,254)      (11,679)    (24,677)
 Partners' capital contributions                   92           117         478
         Net cash used in financing
         activities                            (9,162)      (11,562)    (24,199)

Net decrease in cash and cash equivalents        (402)       (3,861)        (65)

Cash and cash equivalents at beginning of year  9,373        13,234      13,299

Cash and cash equivalents at end of year      $ 8,971       $ 9,373     $13,234


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Current Value Basis Statements of Changes in
            Excess (Deficiency) of Current Value Over Historical Cost
              For the Years Ended December 31, 1995, 1994 and 1993
                                 (in thousands)



Deficiency of current value over historical
  cost at January 1, 1993                                       $(29,457)

       Current value decrease in properties                       (3,250)
       Increase in deficiency of current value over
         historical cost resulting from sale of
         property                                                 (2,206)
       Increase in accrued rent                                      (98)
                                                                  (5,554)

Deficiency of current value over historical
  cost at December 31, 1993                                      (35,011)

       Current value increase in properties                        11,913
       Decrease in deficiency of current value over
         historical cost resulting from sale of property            1,108
       Decrease in accrued rent                                        52
                                                                   13,073

Deficiency of current value over historical
  cost at December 31, 1994                                       (21,938)

       Current value increase in properties                         7,910
       Write-down of property for permanent impairment              4,408
       Increase in accrued rent                                        (5)
                                                                   12,313

Deficiency of current value over historical
  cost at December 31, 1995                                     $  (9,625)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
                   Notes to Consolidated Financial Statements



1. ORGANIZATION

        Aetna Real Estate Associates, L.P. ("the Partnership") was organized on September 11, 1986 as a limited partnership under the laws of the State of Delaware pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), as amended and restated. The Partnership was formed for the purpose of making acquisitions in and operating certain types of residential and commercial real estate, either directly or through joint venture arrangements and, subject to certain limitations, making participating investments, construction loans and conventional mortgage loans. The General Partners of the Partnership are Aetna/AREA Corporation ("Aetna/AREA"), an affiliate of Aetna Life and Casualty Company, and AREA GP Corporation ("AREA GP"), an affiliate of Lehman Brothers Inc., which, during 1993, changed its name from Hutton/AREA Corporation. The Partnership will continue until December 31, 2015 unless sooner terminated by law or in accordance with the terms of the Partnership Agreement.


2. CURRENT VALUE BASIS FINANCIAL STATEMENTS

        Current Value Reporting

        The consolidated current value basis financial statements are presented to provide supplementary information about the Partnership's financial position and changes in partners' capital which is not provided by the historical cost basis financial statements. The Partnership's investments in real estate are subject to changes in value and, therefore, their current values differ from their historical cost basis net book values determined in conformity with generally accepted accounting principles. The General Partners believe that reporting the financial position on a current value basis is a more realistic basis for reporting the Partnership's activities because of the changing economic conditions affecting the real estate market.

        As more fully explained below, estimates of the current values of the Partnership's assets and liabilities are determined by the General Partners. The estimates of current values of the Partnership's investments in real estate are based upon independent appraisals of the underlying real estate using generally accepted valuation techniques. Such estimates of current value represent the value of real estate assets held as investments for purposes of obtaining the benefit of appreciation and operating cash flows.

        The estimates do not necessarily represent the realizable sales values of these assets at the date of valuation. Additionally, partners' capital on a current value basis is not intended to represent the liquidation value of the Partnership or the market value of its net assets taken as a whole.


        Bases of Valuation

        The following describes the bases of the General Partners' estimates of current values:

            - The current values of the Partnership's operating properties are determined by independent appraisers. Independent appraisals of each property are performed at the date of purchase and on a quarterly basis thereafter. The value of future cash payments from joint venture partners or developers and additional capital costs, if any, are determined by the General Partners to the extent they have not been considered in the independent appraisals.

            - All other assets and liabilities are carried in the current value basis balance sheets at the lower of cost or net realizable value. Accrued rent related to scheduled rent increases and tenant concessions, included in rent and other receivables on the historical cost basis balance sheets, is deemed to have a net realizable value of zero on a current value basis.

            - The aggregate difference between the current value basis and historical cost basis of the Partnership's assets and liabilities is reflected in the partners' capital accounts in the current value basis balance sheets. The components of this difference at December 31, 1995 and 1994 are as follows:

                                                       1995            1994
                                                          (in thousands)

                    Properties                      $(6,767)       $(19,085)
                    Accrued rent                     (2,858)         (2,853)
                    Deficiency of current value
                      over historical cost          $(9,625)       $(21,938)


3.  SIGNIFICANT ACCOUNTING POLICIES

        Financial Statements

        The Partnership has a controlling interest in each of its joint venture investments and, therefore, has consolidated the accounts of such joint ventures in the financial statements. The consolidated financial statements for 1995, 1994 and 1993 include the accounts of the Partnership and its joint ventures Lincoln Marina Bay and Town Center Associates. During 1993, the Partnership accepted its joint venture partner's interest in Lincoln Square Associates, terminating the joint venture effective December 1, 1993. All significant intercompany accounts and transactions have been eliminated in consolidation.


        Properties

        The Partnership regularly evaluates the carrying value of its properties. In 1995 the Partnership adopted Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. During the fourth quarter of 1995, a permanent impairment write- down of one investment property to bring the property's carrying value to its estimated fair value resulted in a reduction of operating income of approximately $4,408,000, and is reflected in the 1995 Statement of Income. The property has experienced high vacancy with no new tenant prospects in the near future thus causing the estimated undiscounted cash flows to be less than the asset's carrying value. The estimated fair value represents the property's current value, as discussed in
        Note 2.

        Investments in properties, which the Partnership has the intent to hold for the production of income, are carried at depreciated cost, which includes the initial purchase price of the property, plus closing costs, acquisition and legal fees, and other miscellaneous acquisition costs, net of impairment write-downs. Properties to be disposed of are carried at the lower of depreciated cost or fair value less estimated selling costs. Leases are accounted for under the operating method where rental income is recognized on a straight-line basis. Expenses including advertising, maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method based upon the estimated useful lives, ranging from 5 to 50 years, of the respective depreciable properties and improvements. Leasing commissions and tenant improvements are amortized over the life of the respective leases or the lives of the improvements, whichever is shorter. Properties to be disposed of are not depreciated.


        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.


        Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are restricted security deposits of $90,140 and $92,574 at December 31, 1995 and 1994, respectively. Also, included in cash and cash equivalents at December 31, 1995 and 1994 was $6,152,203 and $4,603,114, respectively, held in a mutual fund utilizing investments such as commercial paper, certificates of deposit and government obligations, which are carried at market value. The cost of cash equivalents approximates fair value at December 31, 1995 and 1994.

        At December 31, 1995 and 1994, approximately $927,000 and $960,000, respectively, of the bank balances of the Partnership's checking and money market accounts were insured by the Federal Deposit Insurance Corporation ("FDIC") while approximately $2,760,000 and $4,406,000, respectively, were uninsured. Included in the uninsured bank balances was approximately $1,738,000 and $3,847,000 held at one major financial institution at December 31, 1995 and December 31, 1994 respectively. The remainder of the uninsured balances were held in multiple banks, minimizing the risk of an isolated bank failure.


        Income Taxes

        No provision for income taxes has been made in the financial statements since income, losses and tax credits are passed through to the individual partners.


        Earnings Per Limited Partnership Unit

        Earnings per unit is based upon net income allocated to the Limited Partners and their weighted average number of units outstanding during the year.


        Reclassifications

        Certain 1994 and 1993 items have been reclassified to conform to the 1995 presentation.


4. SALE OF INVESTMENT IN REAL ESTATE

        On December 21, 1995 approximately 12,100 square feet of land at Powell Street Plaza was condemned, for the purpose of road construction, by the State of California Department of Transportation. Net proceeds to the Partnership were approximately $271,000. Loss on the sale included in these consolidated financial statements was approximately $23,000 for the year ended December 31, 1995.

        On October 18, 1994, one building at Westgate Distribution Center was sold to its tenant at a gross sales price of $5,000,000. The current value of this building at December 31, 1993 was approximately $3,500,000. After closing costs and adjustments aggregating $133,162 and $43,246 respectively, net cash proceeds to the Partnership were approximately $4,824,000. Gain on the sale included in these consolidated financial statements was approximately $355,000 for the year ended December 31, 1994.

        On January 13, 1993, Lincoln Harbour Apartments was sold to an unaffiliated party. The gross sales price of $18,270,000, paid in cash, was approximately $370,000 greater than the property's appraised value. After closing costs and adjustments aggregating $218,000 and $286,000, respectively, net cash proceeds to the Partnership were approximately $17,766,000. Gain on the sale included in these consolidated financial statements was approximately $2,358,000 for the year ended December 31, 1993.


5. RENT AND OTHER RECEIVABLES

        Rent and other receivables at December 31, 1995 and 1994 are summarized as follows:

                                       1995                       1994
                                Current   Historical       Current   Historical
                                  Value         Cost         Value         Cost

        Rent and reimbursements
        receivable           $2,033,809   $2,033,809    $1,453,129   $1,453,129
        Prepaids and other
        receivables             121,642      121,642       221,454      221,454
        Accrued rent                 --    2,857,756            --    2,853,794
                              2,155,451    5,013,207     1,674,583    4,528,377
        Less: allowance for
        doubtful accounts      (845,141)    (845,141)     (413,910)    (413,910)

        Total rent and other
        receivables          $1,310,310   $4,168,066    $1,260,673   $4,114,467


6.  PARTNERSHIP ALLOCATIONS

        Generally, net income and losses for any fiscal year and gains and losses from sales are allocated 99% to the Limited Partners and 1% to the General Partners.

        The Partnership Agreement provides that net cash from operations, as defined therein, and distributable proceeds from sale of investments (other than from the sale of investments pursuant to the liquidation of the Partnership) generally will be distributed, on a quarterly basis, 99% to the Limited Partners and 1% to the General Partners. Distributable proceeds from the sale of investments in liquidation of the Partnership will be distributed in accordance with the partners' capital accounts after all allocations of income and loss. The Partnership Agreement also provides for potentially substantial compensation to be paid to the General Partners in the event the Limited Partners elect to remove the General Partners.


7.  JOINT VENTURES

        The Partnership was a general partner in two consolidated joint ventures as of December 31, 1995, 1994 and 1993. The joint venture agreements in existence as of December 31, 1995 provide the Partnership with priority cash payments from operations of the joint ventures ranging from 9% to 13% per annum on all funds contributed by the Partnership to the extent sufficient cash flows are generated by the underlying properties. Any cash flows in excess of these payments to the Partnership will be distributed to the Partnership and its joint venture partners in accordance with their joint venture interests. The Partnership's interests in its joint ventures range from 50% to 80%.

8.  CAPITAL CONTRIBUTIONS/DISTRIBUTIONS

        The Partnership initially offered up to $300,000,000 of depositary partnership units representing units of limited partnership interests and an additional $30,000,000 of units pursuant to the Partnership's Distribution Reinvestment Plan ("DRIP"). Pursuant to such Plan, Unitholders were entitled to elect to have their Partnership distributions reinvested in new units.

        Effective January 1, 1991, the Partnership suspended its initial offering of $300,000,000 of units. In March 1992, the Partnership terminated the offering and suspended sales of units pursuant to the DRIP. During 1993, the Partnership received a favorable response to a no-action request submitted to the Securities and Exchange Commission regarding its ability to continue to sell units pursuant to the DRIP without registration of such units under the Securities Act of 1933, as amended. As of December 31, 1995, the Partnership had not reopened sales of units pursuant to the DRIP. No additional units were issued since 1991. Information related to Unitholders' distributions for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                        Cash Distributions
                                            Paid      Per Unit
                        1995        $  9,161,674        $  .72
                        1994          11,561,674           .91
                        1993          24,431,130          1.92

        Cash distributions paid to Unitholders in 1994 and 1993 included special distributions from the sale of properties discussed in Note 4. Distributions paid during 1994 included $2,400,000 which resulted from the sale of one building at Westgate Distribution Center. The cash distributions paid to Unitholders in 1993 included a special distribution of $15,269,456 from the sale of Lincoln Harbour.

        The General Partners' distributions aggregating $92,542 and $116,785 for the years ended December 31, 1995 and 1994, respectively, were withheld by the Partnership, since funds of an equal amount may have to be contributed to the Partnership at the end of the year as required by the Partnership's Revised Limited Partnership Agreement.

        In addition, as required by the Partnership's Revised Limited Partnership Agreement, during 1993 the General Partners contributed $232,618 to the Partnership, which represents the General Partners' distributions from 1992 of $168,376 and distributions from 1991 of $64,242.


9. TRANSACTIONS WITH AFFILIATES

       Investment Portfolio Fee

       The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is determined by applying various percentages, as specified in the Partnership Agreement, to the portion of net asset value attributable to committed and uncommitted funds available for investment. The fee is payable quarterly from available cash flow and may not exceed 2.5% per annum of net asset value. For the years ended December 31, 1995, 1994 and 1993, Aetna/AREA and AREA GP were entitled to fees as follows:

                                                Aetna/AREA        AREA GP
                        1995                    $1,925,626     $2,888,440
                        1994                     1,884,718      2,827,077
                        1993                     1,864,681      2,797,021


       Other

       The General Partners are entitled to reimbursement of expenses paid on behalf of the Partnership incurred in connection with the investments and operation of the Partnership. Reimbursable expenses of $403,479, $319,687 and $259,966, which consist primarily of insurance expense, were charged during 1995, 1994 and 1993 respectively, by an affiliate of Aetna/AREA.


10. LEASE AGREEMENTS

       At December 31, 1995, the Partnership's principal assets subject to lease agreements consisted of shopping centers, apartment complexes, business parks and industrial parks. Apartment leases generally have terms of 6 to 12 months and provide for a fixed minimum rent. Leases with shopping center, industrial park and business park tenants generally range in term from 1 to 10 years and provide for fixed minimum rent and reimbursement of their proportionate share of operating expenses. One lease at Westgate Distribution Center provides the lessee the option to purchase the building within a specified period of time. Included in rental revenue are $4,109,685, $3,455,573 and $3,771,471 primarily consisting of expense reimbursements for the years ended December 31, 1995, 1994 and 1993, respectively. In addition, various leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. Percentage rent included in rental revenue is $426,272, $270,561 and $73,913 for the years ended December 31, 1995, 1994 and 1993, respectively. The following table is a schedule of minimum future rents to be received under noncancelable operating leases:

                        Year ending December 31,

                        1996            $17,634,727
                        1997             12,115,416
                        1998              9,810,328
                        1999              8,165,184
                        2000              6,396,935
                        Thereafter       21,263,705

                        Total           $75,386,295


11. NET ASSET VALUE PER UNIT

        Prior to the termination of the Offering and the Remarketing Opportunity and the suspension of the DRIP in 1992, units offered to new Unitholders or issued pursuant to the DRIP were purchased at net asset value per unit as defined in the Partnership Agreement. As discussed in Note 8, the Partnership had not reopened sales of units pursuant to the DRIP as of December 31, 1995. The net asset value per unit calculated in accordance with the Partnership Agreement, is summarized as of December 31, 1995 and 1994 as follows:


                                                    1995             1994

         Limited Partners' capital -
           current value basis              $196,192,156     $192,598,338
         Cash to be distributed to
           Limited Partners                   (2,290,418)      (2,290,418)
                                            $193,901,738     $190,307,920

         Units outstanding                    12,724,547       12,724,547

         Net asset value per unit           $      15.24     $      14.96


12. SUPPLEMENTARY INFORMATION

        Maintenance and repairs, real estate taxes and advertising costs included in property operating expenses for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                              1995         1994         1993
         Maintenance and repairs        $  983,635   $1,065,895   $  984,540
         Real estate taxes               2,990,923    2,885,617    2,863,151
         Advertising costs                 255,119      349,185      407,545


13. RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION

        The following is a reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 1995, 1994 and 1993:

                                                1995        1994        1993
         Net income per financial
           statements                     $  570,340  $4,499,375  $6,849,779
         Gain on sale of property for
           tax purposes less than gain
           on sale of property per
           financial statements                   --      (1,445)   (277,517)
         Joint venture net income for
           tax purposes in excess of
           joint venture net income per
           financial statements              298,224     466,802     480,458
         Depreciation deducted for tax
           purposes less than depreciation
           expense per financial
           statements                      1,591,245     644,077     756,799
         Permanent impairment not
           deductible for tax purposes     4,407,851          --          --
         Rental income related to accrued
           rent on wholly owned properties   109,766     (56,883)   (367,264)
         Bad debt expense deducted per
           financial statements in excess
           of (less than) bad debt expense
           deducted for tax purposes         431,230     203,361    (179,658)
         Other                               (58,719)    (34,797)    (24,021)

         Taxable net income               $7,349,937  $5,720,490  $7,238,576

        The following is a reconciliation of partners' capital (historical cost) for financial statement purposes to partners' capital for federal income tax purposes as of December 31, 1995, 1994 and 1993:

                                              1995         1994         1993
         Partners' capital per
          financial statements        $205,806,275 $214,397,608 $221,460,155
         Adjustment for cumulative
          difference between tax
          basis net income and net
          income per financial
          statements                    10,846,661    4,067,064    2,845,949

         Partners' capital per tax
         return                       $216,652,936 $218,464,672 $224,306,104


14.COMMITMENTS

        As of December 31, 1995, the Partnership had outstanding commitments of approximately $.9 million relating to previously acquired investments. Of this amount, $.7 million relates to the Partnership's commitment to make additional capital contributions to a joint venture to complete construction of tenant improvements and for leasing commissions.

15.SUBSEQUENT EVENTS

       Capital Contributions/Distributions

       In February 1996, the Partnership declared cash distributions of $2,313,553 pertaining to the period from October 1, 1995 to December 31, 1995 of which $2,290,418, representing the Limited Partners' share, was distributed on February 14, 1996.


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Unitholders of
Aetna Real Estate Associates, L.P.

In connection with our audits of the consolidated financial statements of Aetna Real Estate Associates, L.P. as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, which financial statements are included herein, we have also audited the related financial statements schedule listed in the index on page F-1 herein.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


Coopers & Lybrand L.L.P.
Hartford, Connecticut
February 14, 1996


                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Schedule III - Real Estate and Accumulated Depreciation
                            As of December 31, 1995


                                                      Initial Cost

                                                               Buildings and
Description        Encumbrances               Land              Improvements

Partnership Owned:

Cross Pointe
Shopping Center      $       --         $3,300,000               $12,200,000
Centerville, OH

Gateway Square
Shopping Center              --          1,516,679                 5,377,320
Hinsdale, IL

Lincoln Square
Apartment Complex            --          1,859,283                11,102,944
Arlington Hgts., IL

Oakland Pointe
Shopping Center              --          3,412,062                16,981,319
Pontiac, MI

Summit Village
Apartment Complex            --          5,395,408                30,154,302
Rosslyn, VA

Three Riverside Drive
Office/R&D Bldg.             --          1,722,156                 7,389,779
Andover, MA

Village Square (b)
Shopping Center              --          2,710,355                 4,103,802
Hazelwood, MO

Windmont Apartments
Apartment Complex            --          1,429,226                 6,093,017
Atlanta, GA

115 & 117 Flanders Road
R&D Warehouse Bldgs.         --          2,369,342                 8,947,868
Westborough, MA

Powell Street Plaza (c)
Shopping Center              --          9,196,813                20,167,160
Emeryville, CA

Westgate Distribution
Center (d)                   --          3,916,801                 6,047,987
Industrial Park
Corona, CA

Consolidated Ventures:

Marina Bay
Industrial Park              --          1,777,110                 5,212,740
Richmond, CA

Town Center
Business Park                --         10,880,641                19,198,867
Santa Fe Springs, CA

                        $    --        $49,485,876              $152,977,105


                           See notes to Schedule III


                       AETNA REAL ESTATE ASSOCIATES, L.P.
      Schedule III - Real Estate and Accumulated Depreciation (continued)
                            As of December 31, 1995


                                          Costs Capitalized
                                      Subsequent to Acquisition

                                                    Buildings and
Description                        Land              Improvements

Partnership Owned:

Cross Pointe
Shopping Center              $   10,409               $ 6,750,403
Centerville, OH

Gateway Square
Shopping Center                     799                   451,627
Hinsdale, IL

Lincoln Square
Apartment Complex                 1,660                   494,567
Arlington Hgts., IL

Oakland Pointe
Shopping Center                   7,112                 2,242,508
Pontiac, MI

Summit Village
Apartment Complex               116,350                 1,516,844
Rosslyn, VA

Three Riverside Drive
Office/R&D Bldg.                (22,892)                1,032,705
Andover, MA

Village Square (b)
Shopping Center                 285,346                 1,009,703
Hazelwood, MO

Windmont Apartments
Apartment Complex                28,430                   283,647
Atlanta, GA

115 & 117 Flanders Road
R&D Warehouse Bldgs.              7,016                   942,758
Westborough, MA

Powell Street Plaza (c)
Shopping Center                 (68,973)                2,533,818
Emeryville, CA

Westgate Distribution
Center (d)                       18,474                 4,162,320
Industrial Park
Corona, CA

Consolidated Ventures:

Marina Bay
Industrial Park                 166,987                 3,723,034
Richmond, CA

Town Center
Business Park                    94,939                11,690,293
Santa Fe Springs, CA

                             $  645,657             $  36,834,227


                           See notes to Schedule III



                       AETNA REAL ESTATE ASSOCIATES, L.P.
      Schedule III - Real Estate and Accumulated Depreciation (continued)
                            As of December 31, 1995


                                      Gross Amount at Which
                                      Carried at End of Year

                                      Buildings and
Description                 Land       Improvements                    Total (a)

Partnership Owned:

Cross Pointe
Shopping Center      $ 3,310,409        $18,950,403             $22,260,812
Centerville, OH

Gateway Square
Shopping Center        1,517,478          5,828,947               7,346,425
Hinsdale, IL

Lincoln Square
Apartment Complex      1,860,943         11,597,511              13,458,454
Arlington Hgts., IL

Oakland Pointe
Shopping Center        3,419,174         19,223,827              22,643,001
Pontiac, MI

Summit Village
Apartment Complex      5,511,758         31,671,146              37,182,904
Rosslyn, VA

Three Riverside Drive
Office/R&D Bldg.       1,699,264          8,422,484              10,121,748
Andover, MA

Village Square (b)
Shopping Center        2,995,701          5,113,505               8,109,206
Hazelwood, MO

Windmont Apartments
Apartment Complex      1,457,656          6,376,664               7,834,320
Atlanta, GA

115 & 117 Flanders Road
R&D Warehouse Bldgs.   2,376,358          9,890,626              12,266,984
Westborough, MA

Powell Street Plaza (c)
Shopping Center        9,127,840         22,700,978              31,828,818
Emeryville, CA

Westgate Distribution
Center (d)             3,935,275         10,210,307              14,145,582
Industrial Park
Corona, CA

Consolidated Ventures:

Marina Bay
Industrial Park        1,944,097          8,935,774              10,879,871
Richmond, CA

Town Center
Business Park         10,975,580         30,889,160              41,864,740
Santa Fe Springs, CA

                    $ 50,131,533       $189,811,332            $239,942,865 (d)

                           See notes to Schedule III



                       AETNA REAL ESTATE ASSOCIATES, L.P.
      Schedule III - Real Estate and Accumulated Depreciation (continued)
                            As of December 31, 1995




                            Accumulated                   Date of
Description                Depreciation (a)          Construction

Partnership Owned:

Cross Pointe
Shopping Center           $   2,529,590                      1985
Centerville, OH

Gateway Square
Shopping Center               1,682,385                      1986
Hinsdale, IL

Lincoln Square
Apartment Complex             3,541,578                      1986
Arlington Hgts., IL

Oakland Pointe
Shopping Center               5,888,573                      1987
Pontiac, MI

Summit Village
Apartment Complex             6,878,001                 1987/1989
Rosslyn, VA

Three Riverside Drive
Office/R&D Bldg.              2,406,371                      1986
Andover, MA

Village Square (b)
Shopping Center               2,609,207                 1961/1988
Hazelwood, MO

Windmont Apartments
Apartment Complex             1,530,177                      1989
Atlanta, GA

115 & 117 Flanders Road
R&D Warehouse Bldgs.          2,537,033                 1986/1988
Westborough, MA

Powell Street Plaza
Shopping Center               4,163,006                      1988
Emeryville, CA

Westgate Distribution
Center                        1,434,421                      1989
Industrial Park
Corona, CA

Consolidated Ventures:

Marina Bay
Industrial Park               2,157,427                 1962/1987
Richmond, CA

Town Center
Business Park                 6,403,447                      1982
Santa Fe Springs, CA

                           $ 43,761,216 (e)


                           See notes to Schedule III



                       AETNA REAL ESTATE ASSOCIATES, L.P.
      Schedule III - Real Estate and Accumulated Depreciation (continued)
                            As of December 31, 1995

                                                    Life on which
                                                  Depreciation in
                                                    Latest Income
                                   Date                 Statement
Description                    Acquired               is Computed

Partnership Owned:

Cross Pointe
Shopping Center                 10/3/86                  40 years
Centerville, OH

Gateway Square
Shopping Center                11/21/86                  33 years
Hinsdale, IL

Lincoln Square
Apartment Complex              11/14/86                  33 years
Arlington Hgts., IL

Oakland Pointe
Shopping Center                 1/26/88                  33 years
Pontiac, MI

Summit Village              6/09/87 and
Apartment Complex               8/31/89                  40 years
Rosslyn, VA

Three Riverside Drive
Office/R&D Bldg.                 2/8/88                  33 years
Andover, MA

Village Square
Shopping Center                 6/24/87                  33 years
Hazelwood, MO

Windmont Apartments
Apartment Complex               7/18/89                  33 years
Atlanta, GA

115 & 117 Flanders Road      2/8/88 and
R&D Warehouse Bldgs.            8/31/89                  33 years
Westborough, MA

Powell Street Plaza
Shopping Center                 2/16/90                  33 years
Emeryville, CA

Westgate Distribution
Center                          2/22/90                  50 years
Industrial Park
Corona, CA

Consolidated Ventures:

Marina Bay
Industrial Park                  6/30/87                 50 years
Richmond, CA

Town Center
Business Park                   12/18/87                 33 years
Santa Fe Springs, CA


                           See notes to Schedule III


                       AETNA REAL ESTATE ASSOCIATES, L.P.
                             Notes to Schedule III

(a) Reconciliation of the carrying amount of real estate investments and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                            1995           1994           1993

Balance of real estate investments
   at beginning of year             $241,332,804   $239,880,898   $254,401,946
Additions during year:
Improvements and additions             4,532,853      7,822,401      4,039,812
Deductions during year:
Costs of real estate sold               (293,615)    (4,646,536)   (17,707,268)
Impairment (b)                        (4,407,851)            --             --
Other (1)                             (1,221,326)    (1,723,959)      (853,592)
Balance of real estate investments
   at close of year                 $239,942,865   $241,332,804   $239,880,898

Balance of accumulated depreciation
   at beginning of year              $36,978,911    $31,600,606    $27,551,440
Depreciation expense                   8,003,631      7,236,999      6,915,536
Accumulated depreciation of real
   estate sold                                --       (134,735)    (2,012,778)
Other (1)                             (1,221,326)    (1,723,959)      (853,592)
Balance of accumulated depreciation
   at close of year                  $43,761,216    $36,978,911    $31,600,606

   (1) Write-off of tenant improvements and leasing commissions for vacated tenants.

(b) In 1995, the cost of Village Square Shopping Center was written-down by $4,407,851 for permanent impairment.

(c) In 1995, approximately 12,100 square feet of land was condemned at Powell Street Plaza for the purpose of road construction. The initial cost of land was reduced by $293,615.

(d) One of four buildings at Westgate Distribution Center was sold October 18, 1994. The Building was constructed subsequent to the initial purchase of land and two other buildings. As a result of removing the cost of real estate sold the initial purchase of the land was reduced by $1,645,801 and subsequent cost of building and improvements was reduced by $3,000,735.

(e) For Federal income tax purposes, the aggregate cost of land, buildings and improvements is $241,963,476. The amount of accumulated depreciation on real property for Federal income tax purposes is $40,165,016.