Form 10-Q
period 1996-03-31
AETNA REAL ESTATE ASSOCIATES L P
filed 1996-05-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q



  ___
/ X /     Quarterly Report Under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

                  For the quarter ended:        March 31, 1996

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
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         (Identification No.)


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




                       AETNA REAL ESTATE ASSOCIATES, L.P.
                          Consolidated Balance Sheets
                   As of March 31, 1996 and December 31, 1995
                                 (in thousands)


                                                March 31,      December 31,
                                                    1996              1995
                                              (unaudited)
Assets

Investments in real estate:
  Properties                                    $242,732          $241,742
  Less write-down of property
       for permanent impairment                   (4,408)           (4,408)
  Less accumulated depreciation
       and amortization                          (42,895)          (41,152)
   Total investments in real estate              195,429           196,182

Cash and cash equivalents                          8,914             8,971
Rent and other receivables                         4,189             4,168
Other                                                 13                13

   Total assets                                 $208,545          $209,334

Liabilities and Partners' Capital

Liabilities:
  Investment portfolio fee payable
   to related parties                         $    1,215        $    1,212
  Accounts payable and accrued expenses              361               451
  Accrued property taxes                           1,063               815
  Security deposits                                  844               824
  Unearned income                                    168               225
  Other liabilities                                  116                 1
   Total liabilities                               3,767             3,528

Partners' capital (deficiency):
  General Partners                                   (17)               85
  Limited Partners                               204,795           205,721

   Total partners' capital                       204,778           205,806

   Total liabilities and partners' capital      $208,545          $209,334





                       AETNA REAL ESTATE ASSOCIATES, L.P.
                       Consolidated Statements of Income
               For the Three Months Ended March 31, 1996 and 1995
               (in thousands, except units and per unit amounts)
                                  (unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                      1996              1995

Revenue:
  Rental                                          $  7,014          $  6,922
  Interest                                              88                87
  Other income                                         103                56
                                                     7,205             7,065

Expenses:
  Property operating                                 2,427             2,254
  Depreciation and amortization                      1,775             1,735
  Investment portfolio fee - related parties         1,215             1,207
  General and administrative                           139               192
  Bad debt                                             271                80
                                                     5,827             5,468

  Net income                                      $  1,378          $  1,597

Net income allocated:
  To the General Partners                         $     14          $     16
  To the Limited Partners                            1,364             1,581

                                                  $  1,378          $  1,597


Weighted average number of limited
  partnership units outstanding                 12,724,547        12,724,547

Earnings per limited partnership unit             $    .11          $    .12






                       AETNA REAL ESTATE ASSOCIATES, L.P.
           Consolidated Statements of Partners' Capital (Deficiency)
               For the Three Months Ended March 31, 1996 and 1995
                           (in thousands - unaudited)



                                         General         Limited
                                        Partners        Partners        Total

Balance at January 1, 1996                $   85        $205,721     $205,806

  Distributions                             (116)         (2,290)      (2,406)

  Net income                                  14           1,364        1,378

Balance at March 31, 1996                 $  (17)       $204,795     $204,778



Balance at January 1, 1995                 $  79        $214,318     $214,397

  Capital contributions                       23          ------           23

  Distributions                              (23)         (2,290)      (2,313)

  Net income                                  16           1,581        1,597

Balance at March 31, 1995                  $  95        $213,609     $213,704







                       AETNA REAL ESTATE ASSOCIATES, L.P.
                     Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1996 and 1995
                           (in thousands - unaudited)


                                                             Three Months Ended
                                                                   March 31,
                                                              1996         1995

Cash flows from operating activities:
 Net income                                               $  1,378     $  1,597
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                             1,775        1,735
   Bad debt expense                                            271           80
   Accrued rental income                                       (31)         (54)
   Increase (decrease) in cash arising from changes
    in operating assets and liabilities:
     Rent and other receivables                               (261)          10
     Investment portfolio fee payable to related parties         3           19
     Accounts payable and accrued expenses                     (90)         (82)
     Accrued property taxes                                    248          268
     Security deposits                                          20            1
     Unearned income                                           (57)         (15)
     Other liabilities                                          (1)           1
        Net cash provided by operating activities            3,255        3,560

Cash flows from investing activities:
 Investments in real estate                                 (1,022)        (735)
        Net cash used in investing activities               (1,022)        (735)

Cash flows from financing activities:
 Cash distributions                                         (2,290)      (2,313)
 Capital contributions                                       -----           23
        Net cash used in financing activities               (2,290)      (2,290)

Net (decrease) increase in cash and cash equivalents           (57)         535

Cash and cash equivalents at beginning of period             8,971        9,373

Cash and cash equivalents at end of period                $  8,914     $  9,908






                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
                   Notes to Consolidated Financial Statements
                                  (unaudited)

1.   GENERAL

     The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1995. The financial data included herein as of December 31, 1995 has been drawn from the consolidated financial statements of the Partnership which were audited by Coopers & Lybrand L.L.P.

2.   SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Under Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the carrying value of one investment property was reduced to its estimated fair value in connection with a permanent impairment write-down recognized at December 31, 1995. The 1995 consolidated balance sheet amount for accumulated depreciation and amortization related to that property at the time of impairment of approximately $2,609,000 has been reclassified to Properties in 1996 to reflect the new basis.

     In addition, certain other 1995 consolidated financial statement items have been reclassified to conform to the 1996 presentation.

3.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. For the three months ended March 31, 1996, Aetna/AREA and AREA GP earned fees of $486,190 and $729,284, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $482,948 and $724,421, respectively.

4.   CAPITAL CONTRIBUTIONS/DISTRIBUTIONS

     On or about February 15, 1996, cash distributions paid to Unitholders by the Partnership aggregated $2,290,418 which related to operations for the three months ended December 31, 1995. The General Partners were not entitled to their portion of the distributions of $23,135 for the same period. At March 31, 1996, it was determined that this distribution and the distributions aggregating $92,542, which were uncollected by the General Partners, during 1995 became distributable within the provisions of the Partnership's Revised Limited Partnership Agreement. A distribution payable to the General Partners of $115,678 is included in these consolidated financial statements as of March 31, 1996.

5.   SUBSEQUENT EVENTS

     In April 1996, the Partnership declared cash distributions aggregating $2,313,553 ($.18 per Unit) pertaining to the three months ended March 31, 1996, which is to be distributed on or about May 15, 1996, when the General Partners will also receive a distribution payable of $115,678 for General Partners' distributions withheld during 1995 and the first quarter of 1996.




Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Liquidity and Capital Resources

At December 31, 1995, the Partnership had working capital reserves ("Reserves") of approximately $4,500,000. During the quarter ended March 31, 1996, the Partnership expended approximately $1,023,000 for capital improvements. The Partnership has current Reserves of approximately $4,133,000, including approximately $656,000 retained from cash generated from operations for the three months ended March 31, 1996. At March 31, 1996, the Partnership had approximately $264,000 of outstanding commitments for capital improvements and approximately $3,758,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties of which for 1996 the Partnership will fund if needed approximately $3,691,000 from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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


Results of Operations

Net income for the three months ended March 31, 1996 decreased approximately $219,000 in comparison to the corresponding period in 1995, due to an increase primarily from property operating and bad debt expenses. An increase in rental revenue of approximately $92,000 from the corresponding period in 1995 resulted from increases in rental revenue at several of the properties. These increases were partially offset by decreases in rental revenue, as a result of decreases in occupancy, at both Village Square Shopping Center and 117 Flanders Road. The increase in other income is mostly attributable to receipt of a lease termination fee at Powell Street Plaza.

Property operating expenses for the three months ended March 31, 1996 increased approximately $173,000 in comparison to the corresponding period in 1995 as a result of increases in operating expenses, primarily snow removal expenses due to harsh winter conditions at certain retail and office/industrial properties. The decrease in general and administrative expenses is a result of overaccrued costs in 1995 and lower rates for unit tracking. Based on an analysis performed on each property it was necessary to increase the allowance for doubtful accounts at certain properties, including approximately $83,700 related to a tenant that vacated Village Square and approximately $105,600 related to a number of small tenants in bankruptcy and or vacating Cross Pointe Centre.
In addition, Town Center Business Park incurred a bad debt expense of approximately $67,900 due primarily to the write-off a tenant receivable.

The Partnership made cash distributions of $.18 per Unit to Unitholders for the three months ended March 31, 1996 and 1995.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $15.29 at March 31, 1996 from $15.19 at March 31, 1995. The increase in Net Asset Value per Unit is primarily the result of increases in the appraised values of certain of the Registrant's properties, including significant increases in Cross Pointe Centre, Powell Street and Summit Village Apartments. The increase in appraised value of Cross Pointe Centre is a result of improved occupancy in conjunction with a stronger tenant mix, including an expansion of a proven anchor tenant and a reduced vacancy allowance. Powell Street Plaza's increase in appraised value is primarily due to an increase in percentage rent, with stable cash flow and modest lease expirations projected over the next few years. The increase in the appraised value of Summit Village Apartments is a result of an increase in projected market rents. These value increases were partially offset by a decrease in value at Oakland Pointe Shopping Center due to an increase in the vacancy and capital assumptions in conjunction with changes in pricing as a result of expected departures for three major tenants.



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



                          Aetna Real Estate Associates, L.P.

                          BY:      AREA GP Corporation
                                   General Partner


Date:  May 13, 1996       BY:      /s/ Paul L. Abbott
                          Name:    Paul L. Abbott
                          Title:   President, Chief Executive Officer,
                                   and Chief Financial Officer