Form 10-Q
period 1996-06-30
AETNA REAL ESTATE ASSOCIATES L P
filed 1996-08-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                     ______________________

                            FORM 10-Q

  ___
/ X /     Quarterly Report Under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

For the quarter ended:        June 30, 1996

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
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


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


               AETNA REAL ESTATE ASSOCIATES, L.P.
                   Consolidated Balance Sheets
            As of June 30, 1996 and December 31, 1995
                         (in thousands)



                                               June 30,    December 31,
                                                  1996            1995
                                            (unaudited)

Assets

Investments in real estate:
  Properties                                  $243,140        $241,742
  Less write-down of property
       for permanent impairment                 (4,408)         (4,408)
  Less accumulated depreciation
       and amortization                        (44,619)        (41,152)
         Total investments in real estate      194,113         196,182

Cash and cash equivalents                        9,143           8,971
Rent and other receivables                       4,397           4,168
Other                                               13              13

         Total assets                         $207,666        $209,334

Liabilities and Partners' Capital

Liabilities:
  Investment portfolio fee payable
     to related parties                       $  1,236        $  1,212
  Accounts payable and accrued expenses            404             452
  Accrued property taxes                           950             815
  Security deposits                                856             824
  Unearned income                                   85             225
     Total liabilities                           3,531           3,528

Partners' capital (deficiency):
  General Partners                                 (24)             85
  Limited Partners                             204,159         205,721

     Total partners' capital                   204,135         205,806

     Total liabilities and partners' capital  $207,666        $209,334



               AETNA REAL ESTATE ASSOCIATES, L.P.
                Consolidated Statements of Income
    For the Three and Six Months Ended June 30, 1996 and 1995
        (in thousands, except units and per unit amounts)
                           (unaudited)



                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                        1996       1995      1996      1995

Revenue:
  Rental                            $  6,936   $  6,911   $13,950   $13,833
  Interest                                77         92       165       179
  Other income                           167         86       270       142
                                       7,180      7,089    14,385    14,154

Expenses:
  Property operating                   2,300      2,273     4,727     4,527
  Depreciation and amortization        1,724      1,805     3,499     3,540
  Investment portfolio
     fee - related parties             1,237      1,195     2,452     2,402
  General and administrative             148        184       287       376
  Bad debt                               100        222       371       302
                                       5,509      5,679    11,336    11,147

  Net income                        $  1,671   $  1,410   $ 3,049   $ 3,007

Net income allocated:
  To the General Partners           $     16   $     14   $    30   $    30
  To the Limited Partners              1,655      1,396     3,019     2,977

                                    $  1,671   $  1,410   $ 3,049   $ 3,007


Weighted average number of limited
  partnership units outstanding   12,724,547 12,724,547 12,724,547 12,724,547

Earnings per limited
partnership unit                    $    .13   $    .11   $   .24   $   .23



               AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency)
         For the Six Months Ended June 30, 1996 and 1995
                   (in thousands - unaudited)


                                            Limited     General
                                           Partners    Partners       Total

Balance at January 1, 1996                $      85   $ 205,721   $ 205,806
  Distributions                                (139)     (4,581)     (4,720)
  Net income                                     30       3,019       3,049

Balance at June 30, 1996                  $     (24)  $ 204,159   $ 204,135

Balance at January 1, 1995                $      79   $ 214,318   $ 214,397

  Capital contributions                          46           -          46

  Distributions                                 (46)     (4,581)     (4,627)

  Net income                                     30       2,977       3,007

Balance at June 30, 1995                  $     109   $ 212,714   $ 212,823




               AETNA REAL ESTATE ASSOCIATES, L.P.
              Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 1996 and 1995
                   (in thousands - unaudited)


Six Months Ended June 30,                                 1996           1995

Cash flows from operating activities:
 Net income                                           $  3,049       $  3,007
 Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                       3,499          3,540
     Bad debt expense                                      371            302
     Accrued rental income                                  46           (112)
     Increase (decrease) in cash arising from
      changes in operating assets and liabilities:
        Rent and other receivables                        (646)          (227)
        Investment portfolio fee payable to
        related parties                                     24              7
        Accounts payable and accrued expenses              (48)           (76)
        Accrued property taxes                             135            173
        Security deposits                                   32              3
        Unearned income                                   (140)           (26)
Net cash provided by operating activities                6,322          6,591

Cash flows from investing activities:
 Investments in real estate                             (1,430)        (1,918)

Net cash used in investing activities                   (1,430)        (1,918)

Cash flows from financing activities:
 Cash distributions                                     (4,720)        (4,627)
 Capital contributions                                       -             46

Net cash used in financing activities                   (4,720)        (4,581)

Net increase in cash and cash equivalents                  172             92

Cash and cash equivalents at beginning of period         8,971          9,373

Cash and cash equivalents at end of period            $  9,143       $  9,465



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

3.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. For the six months ended June 30, 1996, Aetna/AREA and AREA GP earned fees of $980,721 and $1,471,081, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $960,740 and $1,441,111, respectively.

4.   CAPITAL CONTRIBUTIONS/DISTRIBUTIONS

     On or about May 15, 1996, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended March 31, 1996. Also in May 1996, $115,678 was paid to the General Partners as distributions that were withheld by the Partnership during 1995 and the first quarter of 1996, and became distributable within the provisions of the Partnership's Revised Limited Partnership Agreement.

5.   SUBSEQUENT EVENTS

     In July 1996, the Partnership declared cash distributions aggregating $2,313,554 ($.18 per Unit) pertaining to the three months ended June 30, 1996, which is to be distributed on or about August 15, 1996.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1995, the Partnership had working capital reserves ("Reserves") of approximately $4,475,000. During the six months ended June 30, 1996, the Partnership expended approximately $1,430,000 for capital improvements. The Partnership has current Reserves of approximately $4,883,000, including approximately $1,838,000 retained from cash generated from operations for the six months ended June 30, 1996. At June 30, 1996, the Partnership had approximately $1,100,000 of outstanding commitments for capital improvements and approximately $3,241,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties of which the Partnership will fund in 1996, if needed, approximately $2,803,000 from its Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions to its Reserves from operating cash flow. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Results of Operations

Net income for the six months ended June 30, 1996 increased approximately $42,000 in comparison to the corresponding period in 1995. Rental revenue increased approximately $117,000 from the corresponding period in 1995 as a result of increases at several properties. The most significant increases occurred at Cross Pointe Centre and Town Center Business Park, due to increased occupancy, and at Summit Village, as a result of an increase in rental rates. These increases were partially offset by a decrease in rental revenue at 117 Flanders Road, the result of a decrease in occupancy. The increase in other income of approximately $128,000 from the corresponding period in 1995 is mainly attributable to receipt of a lease termination fee at Powell Street Plaza and prior year tax refunds received at Powell Street Plaza and Town Center Business Park.

Property operating expenses for the six months ended June 30, 1996 increased approximately $200,000 in comparison to the corresponding period in 1995. The majority of this increase related to snow removal expenses due to harsh winter conditions at certain retail and office/industrial properties and increased electricity expenses at certain office/industrial properties as a result of vacated tenants who were paying 100% of their electricity expenses. The decrease in general and administrative expenses is primarily a result of overaccrued costs in 1995 and lower rates charged for Limited Partnership unit tracking in 1996. Bad debt expenses for the six months ended June 30, 1996 were approximately $371,000. Cross Pointe Centre and Town Center Business Park incurred bad debt expense for the six months ended June 30, 1996 of approximately $87,700 and $65,800, respectively, due primarily to the write-off of certain tenant receivables at these properties.

In addition, based on an analysis performed on each property it was necessary to increase the allowance for doubtful accounts at certain properties, including approximately $181,800 related to a tenant that vacated Village Square and approximately $31,000 related to a tenant at Powell Street Plaza that declared bankruptcy.

The Partnership made cash distributions of $.36 per Unit to Unitholders for the six months ended June 30, 1996 and June 30, 1995.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $15.55 at June 30, 1996 from $15.03 at June 30, 1995. The increase in Net Asset Value per Unit is primarily the result of increases in the appraised values of certain of the Registrant's properties, including significant increases in Cross Pointe Centre, Town Center Business Park, and Summit Village Apartments. The increase in appraised value of Cross Pointe Centre is a result of improved occupancy in conjunction with a stronger tenant mix, including an expansion of a proven anchor tenant and a reduced vacancy allowance. Town Center Business Park's increase in appraised value is primarily due to improved occupancy, from 72% to 84%. The increase in the appraised value of Summit Village Apartments is a result of an increase in projected market rents. These increases in appraised value were partially offset by a decrease in value at Oakland Pointe Shopping Center due to a decrease in anticipated occupancy, resulting from the expected departure of three major tenants, in conjunction with changes in the discount and exit capitalization rates, reflecting the increased risk associated with this property.


               PART II - OTHER INFORMATION


Item 5.   Other Information

On June 28, 1994, effective as of January 1, 1994, Aetna/AREA Corporation ("Aetna/AREA") entered into a Real Estate Investment Advisory, Asset Management and Support Services Agreement with Aetna Realty Investors, Inc. ("ARI"), an affiliate of Aetna/AREA. On May 31, 1996, ARI entered into an Assignment and Assumption Agreement ("Agreement") with Allegis Realty Investors LLC ("Allegis"), a Massachusetts limited liability company. The assignment was made in connection with Aetna Life Insurance Company's sale of its real estate investment advisory and management business to a newly formed company owned by the senior management of ARI and TA Associates, a private equity capital firm in Boston, Massachusetts. Pursuant to the Agreement, Allegis will provide investment advisory, asset management and support services regarding the acquisition, management, development, improvement, leasing and sale of properties, investments and other assets now or hereafter owned by or allocable to the Partnership. In carrying out its responsibilities, Allegis will be acting as Aetna/AREA's agent and the individuals formerly providing such services on behalf of ARI will generally continue to provide such services on behalf of Allegis. Neither the Agreement nor the assignment to Allegis alters Aetna/AREA's status as a general partner of the Partnership or its obligations and fiduciary duties to the Partnership and Unitholders resulting from its status as general partner.

The term of the Agreement is automatically renewed on December 31 of each year. Allegis may terminate the Agreement without cause upon not less than one hundred eighty days prior written notice to Aetna/AREA, and Aetna/AREA may terminate the Agreement at any time without cause upon not less than 30 days prior written notice to Allegis. If not terminated earlier, the Agreement will terminate upon the earlier to occur of (a) the date that the Partnership ceases to exist or (b) the date that Aetna/AREA ceases to be a general partner of the Partnership.

In addition, as part of the transaction leading to the formation of Allegis, Aetna Life Insurance Company entered into an Option Purchase Agreement dated June 7, 1996, with the managing member of Allegis by which such managing member is granted the right to purchase the stock of Aetna/AREA for nominal consideration during the twelve-year period following the date of the option. During the period of the option, such managing member is also granted the right to designate the directors of Aetna/AREA regardless of whether the option is exercised. The directors have been ARI officers in the past and it is expected that the former directors, now Allegis officers, will continue in this capacity. A condition to exercise the option is the issuance by the managing member of Allegis of a note in the amount of $5,870,000 made payable to Aetna/AREA, if required to maintain the classification of the Registrant as a partnership for federal income tax purposes, in substitution for the existing note issued by Aetna/AREA's shareholder. The option has not been exercised to date.







Item 6.        Exhibits and Reports on Form 8K

          (a)  None

          (b)  None


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Aetna Real Estate Associates, L.P.

                              BY:  AREA GP Corporation
                                   General Partner


Date:  August 13, 1996        BY:  /s/ Paul L. Abbott
                              Name:     Paul L. Abbott
                              Title:    President, Chief
                                        Executive Officer,
                                        and Chief Financial Officer