Form 10-Q
period 1996-09-30
AETNA REAL ESTATE ASSOCIATES L P
filed 1996-11-12
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q



  ___
/ X /          Quarterly Report Under Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                For the quarter ended:        September 30, 1996

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







                       AETNA REAL ESTATE ASSOCIATES, L.P.
                          Consolidated Balance Sheets
                 As of September 30, 1996 and December 31, 1995
                                 (in thousands)



                                             September 30,         December 31,
                                                     1996                 1995
                                               (unaudited)

Assets

Investments in real estate:
  Properties                                     $239,395             $237,334
  Less accumulated depreciation
       and amortization                           (46,324)             (41,152)
   Total investments in real estate               193,071              196,182

Cash and cash equivalents                           9,688                8,971
Rent and other receivables                          4,210                4,168
Other                                                  13                   13

     Total assets                                $206,982             $209,334


Liabilities and Partners' Capital

Liabilities:
  Investment portfolio fee payable
     to related parties                        $    1,240           $    1,212
  Accounts payable and accrued expenses               369                  452
  Accrued property taxes                            1,101                  815
  Security deposits                                   920                  824
  Unearned income                                      74                  225
     Total liabilities                              3,704                3,528

Partners' capital (deficiency):
  General Partners                                    (32)                  85
  Limited Partners                                203,310              205,721
     Total partners' capital                      203,278              205,806

     Total liabilities and partners' capital     $206,982             $209,334








                       AETNA REAL ESTATE ASSOCIATES, L.P.
                       Consolidated Statements of Income
        For the Three and Nine Months Ended September 30, 1996 and 1995
               (in thousands, except units and per unit amounts)
                                  (unaudited)



                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                          1996       1995       1996       1995

Revenue:
  Rental                              $  7,005   $  6,924    $20,955    $20,757
  Interest                                  60         91        225        270
  Other income                             105        224        375        366
                                         7,170      7,239     21,555     21,393

Expenses:
  Property operating                     2,426      2,321      7,153      6,848
  Depreciation and amortization          1,705      2,468      5,204      6,008
  Investment portfolio
     fee - related parties               1,240      1,200      3,692      3,602
  General and administrative               168        148        455        524
  Bad debt                                 175        117        546        419
                                         5,714      6,254     17,050     17,401

  Net income                          $  1,456  $     985   $  4,505   $  3,992

Net income allocated:
  To the General Partners                   15         10         45         40
  To the Limited Partners                1,441        975      4,460      3,952

                                      $  1,456     $  985   $  4,505   $  3,992


Weighted average number of limited
partnership units outstanding       12,724,547 12,724,547 12,724,547 12,724,547

Earnings per limited partnership unit   $  .11     $  .08     $  .35     $  .31









               AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency)
      For the Nine Months Ended September 30, 1996 and 1995
                   (in thousands - unaudited)




                                             General       Limited
                                            Partners      Partners      Total

Balance at January 1, 1996                    $   85      $205,721   $205,806

  Distributions                                 (162)       (6,871)    (7,033)

  Net income                                      45         4,460      4,505

Balance at September 30, 1996                 $  (32)     $203,310   $203,278



Balance at January 1, 1995                     $  79      $214,318   $214,397

  Capital contributions                           69             -         69

  Distributions                                  (69)       (6,871)    (6,940)

  Net income                                      40         3,952      3,992

Balance at September 30, 1995                   $119      $211,399   $211,518












                       AETNA REAL ESTATE ASSOCIATES, L.P.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1996 and 1995
                           (in thousands - unaudited)


                                                              Nine Months Ended
                                                                September 30,
                                                              1996         1995

Cash flows from operating activities:
 Net income                                               $  4,505     $  3,992
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                             5,204        6,008
   Bad debt expense                                            546          419
   Accrued rental income                                        79         (115)
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Rent and other receivables                              (667)        (674)
      Investment portfolio fee payable to related parties       28           13
      Accounts payable and accrued expenses                    (83)         (74)
      Accrued property taxes                                   286          604
      Security deposits                                         96           22
      Unearned income                                         (151)          55
        Net cash provided by operating activities            9,843       10,250

Cash flows from investing activities:
 Investments in real estate                                 (2,093)      (3,303)
        Net cash used in investing activities               (2,093)      (3,303)

Cash flows from financing activities:
 Cash distributions                                         (7,033)      (6,940)
 Capital contributions                                           -           69
        Net cash used in financing activities               (7,033)      (6,871)

Net increase in cash and cash equivalents                      717           76

Cash and cash equivalents at beginning of period             8,971        9,373

Cash and cash equivalents at end of period                $  9,688     $  9,449










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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Reclassifications

     Under Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the carrying value of one investment property was reduced to its estimated fair value in connection with a permanent impairment write-down of approximately $4,408,000 recognized at December 31, 1995. This permanent impairment write-down has been netted against Properties in 1996 to reflect the new basis. In addition, the 1995 consolidated balance sheet amount for accumulated depreciation and amortization related to that property at the time of impairment of approximately $2,609,000 has been reclassified to Properties in 1996 to reflect the new basis.

     In addition, certain other 1995 consolidated financial statement items have been reclassified to conform to the 1996 presentation.

3.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. For the nine months ended September 30, 1996, Aetna/AREA and AREA GP earned fees of $1,476,740 and $2,215,109, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $1,440,956 and $2,161,434, respectively.

4.   CAPITAL CONTRIBUTIONS/DISTRIBUTIONS

     On or about August 15, 1996, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended June 30, 1996. Cash distributions paid to Unitholders during the period January 1, 1996 to September 30, 1996 by the Partnership aggregated $6,871,255 which related to operations for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996. Cash distributions paid to the General Partners during the period January 1, 1996 to September 30, 1996 by the Partnership aggregated $161,949 which related to operations for the quarters ended December 31, 1995, March 31, 1996, and June 30, 1996 and distributions that were withheld by the Partnership during 1995, which became distributable within the provisions of the Partnership's Revised Limited Partnership Agreement.

5.   SUBSEQUENT EVENTS

     In October 1996, the Partnership declared cash distributions aggregating $2,313,554 ($.18 per Unit) pertaining to the three months ended September 30, 1996, which is to be distributed on or about November 15, 1996.






Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1995, the Partnership had working capital reserves ("Reserves") of approximately $4,475,000. During the nine months ended September 30, 1996, the Partnership expended approximately $2,093,000 for capital improvements. The Partnership has current Reserves of approximately $5,101,000, including approximately $2,719,000 retained from cash generated from operations for the nine months ended September 30, 1996. At September 30, 1996, the Partnership had approximately $907,000 of outstanding commitments for capital improvements and approximately $5,692,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties of which the Partnership will fund in 1996, if needed, approximately $1,765,000 from its Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions to its Reserves from operating cash flow. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Results of Operations

Net income for the nine months ended September 30, 1996 increased approximately $513,000, in comparison to the corresponding period in 1995. Most of this change is attributable to lower depreciation and amortization expense for Village Square Shopping Center.
During the nine months ended September 30, 1995 approximately $665,000 of unamortized tenant improvements and leasing commissions were written-off in connection with a tenant vacating their space.

Year-to-date rental revenue increased approximately $198,000 from the corresponding period in 1995 as a result of increases in rental revenue at several properties. The most significant increases occurred at Cross Pointe Centre and Town Center Business Park, due to increased occupancy, and at Summit Village as a result of an increase in rental rates. These increases were partially offset by certain decreases in rental revenue, as a result of decreases in occupancy, at 117 Flanders Road, Village Square Shopping Center and Oakland Pointe.

Property operating expenses for the nine months ended September 30, 1996 increased approximately $305,000 in comparison to the corresponding period in 1995. The majority of this increase related to snow removal expenses due to harsh winter conditions at certain retail and office/industrial properties, higher landscaping costs at Oakland Pointe Shopping Center, and increased electricity expenses at certain office/industrial properties as a result of vacated tenants who were paying 100% of their electricity expenses. The investment portfolio fee increased slightly due to an increase in the current value of net assets as discussed below. The decrease in general and administrative expenses is primarily a result of overaccrued costs in 1995 and lower rates charged for Limited Partnership unit tracking in 1996.

Bad debt expenses at the retail properties for the nine months ended September 30, 1996 aggregated approximately $466,000 for the write-off of certain tenant receivables and to increase the allowance for doubtful accounts. Also Town Center Business Park incurred bad debt expense for the nine months ended September 30, 1996 of approximately $67,000 due to an increase of the allowance for doubtful accounts.

The Partnership made cash distributions of $.54 per Unit to Unitholders for the nine months ended September 30, 1996 and September 30, 1995.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $15.60 at September 30, 1996 from $15.10 at September 30, 1995. The increase in Net Asset Value per Unit is primarily the result of increases in the appraised values of certain of the Registrant's properties, including significant increases in Town Center Business Park and Summit Village Apartments. Town Center Business Park's increase in appraised value is primarily due to improved occupancy, from 67% to 84%. The increase in the appraised value of Summit Village Apartments is a result of an increase in projected market rents. These increases in appraised value were partially offset by a decrease in value at Oakland Pointe Shopping Center due to a decrease in anticipated occupancy, resulting from the expected departure of three major tenants, in conjunction with changes in the discount and exit capitalization rates, reflecting the increased risk associated with this property. In addition, during the three months ending September 30, 1996, Cross Pointe Centre experienced a decrease in value reflecting financial difficulties of two of the anchor tenants.

Net income for the three months ended September 30, 1996 increased approximately $471,000 as compared to the corresponding period in 1995. The decrease in expenses is primarily attributable to lower depreciation and amortization expense partially offset by the increase in bad debt expense and property operating expenses, as discussed above. The most significant increase in rental revenue occurred at Town Center Business Park and Summit Village Apartments and was partially offset by decreases at certain retail properties. The decrease in other income is attributable to receipt of a lease termination fee at Three Riverside Drive during the three months ended September 30, 1995.










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

                                   Aetna Real Estate Associates, L.P.

                                   BY:  AREA GP Corporation
                                        General Partner


     Date:  November 9, 1996       BY:  /s/ Paul L. Abbott
                                   Name:    Paul L. Abbott
                                   Title:   President, Chief
                                            Executive Officer, and
                                            Chief Financial Officer