Form 10-K
period 1996-12-31
AETNA REAL ESTATE ASSOCIATES L P
filed 1997-03-31
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549

                       _________

                       FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from __________ to ________________

            Commission file number 0-14986

           AETNA REAL ESTATE ASSOCIATES, L.P.
(Exact name of registrant as specified in its charter)

         Delaware                               11-2827907
(State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)            Identification No.)

242 Trumbull Street, Hartford, Connecticut         06103
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant:  $198,409,829 (1)
________________

(1) This statement relates to Units which represent limited partnership
interests in the Registrant.  The    amount above is
calculated based on the Net Asset Value of Units of $15.59 at December 31, 1996.

                        PART 1


Item 1.  Business.

Aetna Real Estate Associates, L.P. (the "Registrant") is a limited partnership organized under the laws of the State of Delaware on September 11, 1986. The general partners of the Registrant (the "General Partners") are Aetna/AREA Corporation ("Aetna/AREA"), a Connecticut corporation that is an affiliate of Aetna Life Insurance Company ("Aetna"), and AREA GP
Corporation ("AREA GP"), a Delaware corporation that is an affiliate of Lehman Brothers Inc. ("Lehman").

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

As of December 31, 1996, the Registrant held 13 Investments in Properties at a total cost of approximately $239.9 million. (See Item 2 in this report for a further description of the Investments in Properties.) Such Investments in Properties have been funded from the proceeds of the sale of Units and from cash retained by the Registrant from operations and from sales of Investments in Properties.

The Registrant's principal objectives are to invest in Properties with the goals of obtaining:

   (1) cash distributions from rental and interest income;

   (2) capital appreciation; and

   (3) preservation and protection of capital.

In 1996, the Registrant made distributions of cash generated from operations of $.18 per Unit per quarter. (See Item 5 below for additional information regarding recent quarterly distributions.) The General Partners anticipate that quarterly cash distributions will continue throughout 1997.
The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Net Asset Value per Unit increased to $15.59 at December 31, 1996 from $15.24 at December 31, 1995. The increase in Net Asset Value per Unit is attributable to the increases in the appraised values of certain of the Registrant's properties, primarily
Summit Village, Town Center Business Park and Three Riverside
Drive. The increase in appraised value of Summit Village is a result of an increase in projected market rents. The increase in appraised value of Town Center Business Park and Three
Riverside Drive is primarily due to improved occupancy, from 72% to 83% and from 79% to 92%, respectively. These value increases were partially offset by decreases in the appraised value of certain of the Registrant's properties, primarily
Oakland Pointe Shopping Center due to the expected departure of certain major tenants and the resulting changes in the discount and exit capitalization rates to reflect the increased risk associated with this property.

Competition

The Registrant competes with other real estate owners and developers for tenants and potential buyers in the rental and sale of its Investments in Properties. Each of the Investments in Properties faces competition from similar properties within the same vicinity. Increases in the availability of properties competitive with the Registrant's Investments in Properties may have an adverse effect on the occupancy levels, revenues and marketability of the Registrant's Investments in Properties. Should the Registrant be in the market to acquire new or sell existing Investments in Properties, it would face competition in connection with such acquisitions or sales from businesses, individuals, fiduciary accounts and plans and other entities engaged in real estate investment, which may include certain affiliates of the General Partners. The number of entities interested and the amount of funds available for investment in properties of a type suitable for investment by the Registrant may change.

Employees

The Registrant has no employees. The officers, directors and employees of the General Partners and their affiliates and agents perform services for the benefit of the Registrant. These services are provided in consideration of the fees paid to the General Partners as described under Item 13 below and the expense of providing these services is not separately charged to the Registrant. Aetna/AREA has retained Allegis Realty Investors LLC to provide investment management services to the Registrant. First Data Investor Services Group, Inc., formerly The Shareholder Services Group, has been retained by AREA GP to provide accounting and investor communication services to the Registrant.

Item 2.  Properties.

As of December 31, 1996, the Registrant held 13 Investments in
Properties.

                                 (in thousands)
                                   Historical
Property                             Cost(1)

Cross Pointe Centre                 $ 22,521
Lincoln Square Apartments             13,551
Gateway Square                         7,543
Summit Village                        37,308
Village Square                         5,527
Marina Bay Industrial Park            10,895
Town Center Business Park             43,091
Oakland Pointe Shopping Center        22,696
115 & 117 Flanders Road               12,573
Three Riverside Drive                 10,566
Windmont Apartments                    7,973
Powell Street Plaza                   31,517
Westgate Distribution Center          14,128
    Total                           $239,889

(1) Historical cost is before accumulated depreciation and may not equal cash invested because of certain adjustments based on the application of generally accepted accounting principles.
For historical cost purposes, properties are recorded at the lower of cost, net of impairment write-downs, or estimated fair value. (See Footnote 3 to the consolidated financial statements.)

The Registrant determines the current value of each of its Investments in Properties quarterly based on independent appraisals of the underlying real estate using generally accepted valuation techniques. These appraisals are used to determine Net Asset
Value per Unit on a quarterly basis and to prepare the Registrant's current value financial statements.

Each appraisal is based on numerous assumptions, limiting conditions and valuation techniques utilized by the independent appraisers retained by the Registrant. Two of the many assumptions utilized by the appraisers are the terminal capitalization rate and the discount rate. The terminal capitalization rate is used to estimate the reversionary proceeds to be received from the assumed sale of an investment at the end of a typical holding period. The discount rate is used to determine the net present value of the estimated annual cash flows of an investment, including the residual proceeds, over the holding period. Terminal capitalization rates utilized in the appraisals of the Investments in Properties at December 31, 1996 ranged from 9.00% to 12.00%.
Discount rates utilized in the appraisals of the Investments in Properties at December 31, 1996 ranged from 11.00% to 15.00%.

Current Properties
A brief description of all Investments in Properties is set forth below. Neither the Registrant, if it owns a Property directly, nor any joint venture or partnership in which the Registrant has invested, have incurred any debt to acquire or maintain any of the Properties.

Cross Pointe Centre

The Registrant owns Cross Pointe Centre, a community shopping center with approximately 211,345 square feet of net rentable space, located on a 25.8-acre site in Centerville, Ohio. As of December 31, 1996, the shopping center was 77% leased and 75% occupied.

Lincoln Square Apartments

The Registrant owns Lincoln Square Apartments, a 240-unit apartment project on a 12.7-acre site located in Arlington Heights, Illinois. As of December 31, 1996, the project was 99% leased and 98% occupied.

Gateway Square

The Registrant owns Gateway Square, a specialty retail center located in Hinsdale, Illinois. The center contains approximately
40,366 square feet of rentable space on a 3.7-acre site. As of December 31, 1996, the retail center was 86% leased and occupied.

Summit Village

The Registrant owns Summit Village, a 366-unit apartment complex built in two phases on a 6.2-acre site in the Rosslyn area of Arlington County, Virginia. Historical leasing and occupancy information with respect to Summit Village for the five most recent years is as follows:

                       Leased               Occupied
       12/31/92          99%                    96%
       12/31/93          96%                    94%
       12/31/94          99%                    98%
       12/31/95          99%                    99%
       12/31/96          98%                    98%

The current leases generally have terms of seven or twelve months at monthly rental rates ranging from $995 to $1,410 per unit.

Meridian Courthouse, an indirect competitor which is located less than one mile from Summit Village, has completed leasing its second phase. The second phase contains 316 additional units with rents that are significantly higher than Summit Village. The pace of absorption of the available units has been strong, with minimal impact on Summit Village.

Marina Bay Industrial Park

The Registrant owns a controlling general partnership interest in a limited partnership that owns the Marina Bay Industrial Park, a 165,780 square foot industrial park located in Richmond, California on an 8.6-acre site. The Marina Bay Industrial
Park is a four-building complex that includes a rehabilitated industrial distribution building (approximately 103,680 square feet) and three newer research/development/light industrial buildings (approximately 62,100 square feet). As of December
31, 1996, the complex was 100% leased and 99% occupied.

Village Square

The Registrant owns Village Square, a community shopping center in Hazelwood, Missouri containing approximately 207,304 square feet of net rentable area on approximately 20 acres of land.
As of December 31, 1996, the shopping center was 46% leased and 35% occupied.

A tenant with a lease totaling 22,282 square feet, included in the leased percentage above, vacated the property during 1992 but
continues to pay rent until 1997 when the lease expires.   At
this time, the General Partners are considering options for the future strategy of this property.

Town Center Business Park

The Registrant owns a controlling interest in a general partnership which owns and operates the Town Center Business Park, totaling approximately 456,700 square feet of net rentable area on approximately 28 acres in Santa Fe Springs, California. Town Center Business Park was developed in two phases. Phase I consists of a three-story office building and six industrial buildings totaling approximately 322,700 rentable square feet. Phase II consists of a two-story office/service building and two industrial buildings containing approximately 134,000 square feet.

During 1997, ten leases covering 7% of the space in Town Center Business Park are scheduled to expire. Two tenants totaling 3,472 square feet are expected to vacate. Two tenants totaling 6,254 square feet are interested in staying in downsized space. Terms have been agreed upon for the renewal of a 4,753 square foot lease with one tenant, and another for 913 square feet on an ongoing month to month lease. The remaining four tenants, occupying 4% of the space, expire in the fourth quarter and will be contacted in the first quarter to commence renewal discussions. Also, the Registrant completed an office lease for a new tenant in early 1997 for 4% of space in Town Center Business Park.

Town Center Business Park has no single tenant which occupies 10% or more of the rentable square footage. During 1998 and 1999, nine and fifteen leases, respectively, are scheduled to expire covering 7% and 29%, respectively, of the space in Town Center
Business Park.

Historical leasing and occupancy information with respect to Town
Center Business Park for the five most recent years is as follows:

                       Leased               Occupied
       12/31/92          87%                    66%
       12/31/93          67%                    62%
       12/31/94          76%                    74%
       12/31/95          84%                    72%
       12/31/96          85%                    83%

Average annualized rental rates for December 1996 were $10.49 per square foot as compared to $10.87 per square foot in December
1995 and $10.75 per square foot for December 1994.

Oakland Pointe Shopping Center

The Registrant owns a portion of the Oakland Pointe Shopping Center, a shopping center containing approximately 434,150 square feet located on 49.8 acres in Pontiac, Michigan. The portion owned by the Registrant (the "Oakland Project") contains approximately 213,350 square feet of rentable area on approximately 32.1 acres. As of December 31, 1996, the
Oakland Project was approximately 87% leased and 86% occupied.
Oakland Pointe Shopping Center (continued)

During 1997, three leases covering 9% of the space in Oakland Pointe Shopping Center are scheduled to expire. One tenant, occupying 13,629 square feet, is expected to terminate its lease due to poor sales of its sporting goods as the result of heavy competition from national sporting goods chains.
Another tenant occupying 3,500 square feet had its lease terminated in January 1997 by a bankruptcy court. A tenant occupying 2,010 square feet will be contacted to begin renewal discussions on its lease expiring in August 1997. A final lease document is currently being negotiated with a new tenant to occupy 16,193 square feet.

During 1998 and 1999 nine and seven leases, respectively, are scheduled to expire covering 30% and 9% of the space, respectively.

Oakland Pointe Shopping Center has two tenants which occupy 10% or more of the rentable square footage. A lease for 27,001 square feet expires in 1998 and provided annual base rent of $189,007 (10% of total base rent) in 1996. Another lease for 27,060 square feet expires in 2004 and provided annual base rent of $216,480 (11% of total base rent) in 1996.

Historical leasing and occupancy information with respect to Oakland Pointe Shopping Center for the five most recent years is as follows:

                    Leased              Occupied
   12/31/92           84%                  84%
   12/31/93           74%                  74%
   12/31/94           90%                  90%
   12/31/95           89%                  88%
   12/31/96           87%                  86%

Average annualized rental rates for December 1996 were $14.92 per square foot compared with $13.45 per square foot for December
1995.

115 and 117 Flanders Road

The Registrant owns 115 and 117 Flanders Road, two buildings containing approximately 115,175 square feet of net rentable area and located on approximately 26.6 acres in Westborough, Massachusetts. Each building has a two-story office/research and development section and a one-story office/warehouse section. As of December 31, 1996, 115 Flanders was 100% leased and occupied, while 117 Flanders was 100% leased and 48% occupied.

Three Riverside Drive

The Registrant owns Three Riverside Drive, an office/research and development building containing approximately 91,350 square feet of rentable area located on approximately 8.8 acres in Andover, Massachusetts. As of December 31, 1996, the building was 92% leased and occupied.

Windmont Apartments

The Registrant owns Windmont Apartments, a 178-unit apartment complex which is located on 6.8 acres in DeKalb County, Georgia. As of December 31, 1996, the complex was approximately 88% leased and 86% occupied.

Powell Street Plaza

The Registrant owns Powell Street Plaza, a shopping center with approximately 169,551 square feet of rentable space, located on approximately 12.9 acres in Emeryville, California.

Certain governmental agencies in California, led by the Alameda County Healthcare Services Agency, delivered a letter (the "Request
Letter") to the Registrant on June 4, 1993 requiring that it remediate certain soil and ground water contamination by petroleum hydrocarbons existing on the Powell Street property.
The contamination is the result of a use of the property prior to its acquisition by the Registrant in 1990. Pursuant to the agreement under which the Registrant acquired Powell Street
Plaza, the Registrant has made a demand on the former owner from which it acquired the property (the "Former Owner") to remediate the contamination. The Former Owner has agreed to respond to the governmental agencies. The Former Owner prepared a site characterization and submitted a remediation plan to the Alameda County Healthcare Services Agency, which have been approved. The Registrant is monitoring the process and anticipates that all costs of complying with the Request
Letter will be borne by the Former Owner. The Registrant has hired its own consultant to analyze the extent of the pollution. Recent legislation has been adopted that may ease the remediation requirements, but could restrict the use of the land to certain non-residential use.

During 1997 and 1998 there are one and six leases, respectively, that are scheduled to expire covering 1% and 13%, respectively, of the space. Three leases expire in 1999 covering 9% of the space in Powell Street Plaza. In 1995 a tenant occupying
13,576 square feet declared bankruptcy and had its lease terminated by the bankruptcy court. Final lease comments are in progress with a potential tenant to occupy 14,845 square feet.

Powell Street Plaza has two tenants with leases covering 10% or more of the rentable square footage of the property. The first lease, for 27,275 square feet, expires in 2009 and provided annual base rent of $358,666 (14% of total rent) in 1996. The lease contains two consecutive five-year options to renew.
The second lease, for 25,025 square feet, expires in 2003 and provided annual base rent of $287,788 (12% of total rent) in 1996, with an increase to $299,800 per year beginning in October 1997. The lease contains four consecutive five-year options to renew.
Powell Street Plaza-(continued)
Historical leasing and occupancy information with respect to Powell Street Plaza for the five most recent years is as follows:

                       Leased       Occupied
       12/31/92         100%          100%
       12/31/93         100%           86%
       12/31/94         100%          100%
       12/31/95         100%          100%
       12/31/96          91%           91%

Average annualized rental rates for December 1996 were $16.54 per square foot as compared to $15.67 per square foot for December
1995 and $15.28 per square foot for December 1994.

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

Westgate Distribution Center

The Registrant owns Westgate Distribution Center, which consists of three warehouse/distribution buildings totaling approximately 430,300 rentable square feet on 20.6 acres in Corona, California. Westgate Distribution Center was developed in two phases. Phase One consists of two buildings containing approximately 226,200 rentable square feet. Phase Two consisted of two parcels, one containing a 98,000 square foot building constructed during 1994 and the other containing a 96,400 square foot building constructed in December 1992, and sold to its tenant in October 1994. The three remaining buildings were 98% leased and occupied as of December 31, 1996.


Item 3.  Legal Proceedings.

Neither the Registrant nor any of the Registrant's Investments in Properties are subject to any material pending legal proceedings, except for the following lawsuits.

In November 1996, the Registrant and the General Partners were named as defendants in two purported class action lawsuits filed in the Chancery Court of Delaware in New Castle County, entitled
Bobbitt v. Aetna Real Estate Associates, L.P., et al. and
Estes v. Aetna Real Estate Associates, L.P., et al. The complaints in those actions claim, among other things, that management fees that have been and are paid to the General
Partners are excessive and that a standstill agreement with a tender offeror which has had the effect of limiting the number of units that would be the subject of any tender offer is unlawful. The defendants have moved to dismiss one of the complaints and have not yet been served with the other. The
General Partners believe that the allegations in these complaints are without merit and intend to defend the lawsuits vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended December 31, 1996, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.


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

As of March 1, 1997, the number of Unitholders was approximately
18,400.

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

(Dollars in thousands, except per Unit data)
Years Ended December 31,

                                1996      1995      1994      1993      1992

Revenue . . . . . . . . . . $ 29,030  $ 28,438  $ 26,454  $ 26,389  $ 29,507
Operating Income before
 Impairment of Investment
 in Real Estate . . . . . . . .5,711     5,002     4,144     4,492     4,457
Impairment of Investment
 in Real Estate . . . . . . . .  -       4,408        -         -         -
Operating Income . . . . . . .5,711        594     4,144     4,492     4,457
Gain (Loss) on Sale of
 Property . . . . . . . . . . . .-         (23)      355     2,358     4,111
Cash and Cash
 Equivalents . . . . . . . . .9,133      8,971     9,373    13,234    13,299
Total Assets (Historical
 Cost Basis) . . . . . . . .205,750    209,334   217,854   225,248   244,264
Total Assets (Current
 Value Basis) . . . . . . . 204,222    199,709   195,916   190,237   214,807
Rental Income . . . . . . . .28,242     27,455    25,831    25,782    28,681
Interest Income . . . . . . . . 336        367       301       339       372
Earnings per Weighted
 Average Unit . . . . . . . .   .44        .04       .35       .54       .67
Cash Distributions per
 Unit . . . . . . . . . . . . . .72        .72       .91      1.92      1.31
Net Asset Value per
 Unit . . . . . . . . . . . . 15.59      15.24     14.96     14.50     16.32


Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Registrant has current Reserves of $4.8 million, including approximately $3.6 million retained from cash generated from operations in 1996. During the year ended December
31, 1996, the Partnership expended approximately $3.3 million for capital improvements. At December 31, 1996, the Registrant had approximately $.8 million of outstanding commitments for capital improvements and approximately $4.5 million of projected capital improvements (collectively "Capital Costs") related to existing Investments in Properties. The projected capital improvements consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize.
The Registrant expects to fund Capital Costs throughout
1997 from existing Reserves and the retention of a portion of cash generated from operations. The General Partners will continue to review the Reserves quarterly to determine whether cash distributions should be adjusted.

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

Results of Operations

1996 versus 1995
Operating income for the year ended December 31, 1996 increased approximately $5,117,000 from 1995 resulting primarily from an impairment loss of approximately $4,408,000 reflected in the 1995 Statement of Income. Revenue increased approximately $592,000 from 1995, resulting from an increase in rental revenue at the majority of the residential and office/industrial properties. The most significant increases in rental revenue occurred at Town
Center Business Park, as a result of increased occupancy, and at Summit Village, as a result of an increase in rental rates. These increases were partially offset by certain decreases in rental revenue, as a result of decreases in occupancy, at 117 Flanders Road, Village
Square Shopping Center and Oakland Pointe Shopping Center.
The decrease in other income of approximately $164,000 for the year ended December 1996 is attributable to the receipt of lease termination fees at Three Riverside Drive and 117 Flanders Road during the year ended December 31, 1995.

Property operating expenses for the year ended December 31, 1996 increased approximately $502,000 in comparison to 1995, primarily as a result of increases in operating expenses at certain retail and office and industrial properties.
The majority of the increase is related to snow removal expenses due to harsh winter conditions and increased electricity expenses, as a result of vacated tenants who were paying 100% of their electricity expenses at certain office/industrial properties, and higher operating expenses at Oakland Pointe Shopping Center and Powell
Street Plaza. The decrease in depreciation and amortization expense is primarily a result of the write-off of the unamortized cost of the tenant improvements and leasing commissions associated with a tenant that vacated Village Square Shopping Center during the year ended
December 31, 1995. The investment portfolio fee increased slightly due to an increase in the current value of net assets as discussed below, offset by a decrease in the fee percentage for properties held more than ten years. Bad debt expenses for the year ended December 31, 1996 were approximately $615,000 due primarily to the write-off of certain tenant receivables and an increase in the allowance for doubtful accounts at the retail properties.

The Registrant made cash distributions, which were entirely from cash generated from operations, of $.72 per Unit to Unitholders for each of the years ended December 31, 1996 and 1995.

Net Asset Value per Unit increased to $15.59 at December 31, 1996 from $15.24 at December 31, 1995. The increase in Net
Asset Value per Unit is attributable to the increases in the appraised values of certain of the Registrant's properties, primarily Summit Village, Town Center Business
Park and Three Riverside Drive. The increase in appraised value of Summit Village is a result of an increase in projected market rents. The increase in appraised value of Town Center Business Park and Three Riverside Drive is primarily due to improved occupancy, from 72% to 83% and from 79% to 92%, respectively. These value increases were partially offset by decreases in the appraised value of certain of the Registrant's properties, primarily Oakland
Pointe Shopping Center due to the expected departure of three major tenants and the resulting changes in the discount and exit capitalization rates to reflect the increased risk associated with this property.

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

Net Asset Value per Unit increased to $15.24 at December 31, 1995 from $14.96 at December 31, 1994. The increase in Net
Asset Value per Unit is attributable to the increases in the appraised values of certain of the Registrant's properties, primarily Cross Pointe Centre and Powell
Street Plaza.  The increase in value in Cross Pointe
Centre is a result of an increase in leased percentage, from 82% to approximately 90%, in conjunction with a stronger tenant mix, including an expansion of a proven anchor tenant and a reduced vacancy allowance. Powell
Street Plaza's increase in value is primarily due to an increase in percentage rent with stable cash flow and modest lease expirations projected over the next few years. These value increases were partially offset by decreases in the appraised value of Village Square
Shopping Center and Oakland Pointe Shopping Center. The decrease in appraised value of Village Square Shopping
Center is a result of a significant decrease in its occupancy rate. The General Partners are considering options for the future strategy of this property. Part of this strategy includes a change in the property management firm, effective in April 1996. The majority of the decrease in appraised value of Oakland Pointe Shopping
Center is a result of a change in renewal assumptions associated with a major tenant and an increase in the vacancy assumptions.

Item 8.  Financial Statements and Supplementary Data.

See List of Financial Statements and Financial Statement Schedule on page F-1.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

As of March 15, 1997, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. The Registrant has no directors or officers, and as of March 15, 1997, neither of the General Partners of the Registrant owns any Units, though together they own a 1% general partnership interest in the Registrant. As of March
15, 1997, no directors or officers of AREA GP beneficially owned any Units. As of March 15, 1997, no directors of Aetna/AREA owned any Units, and as of such date, officers of Aetna/AREA as a group beneficially owned approximately 232
Units, which constituted less than 1% of the outstanding
Units.

Aetna Life Insurance Company entered into an Option Purchase Agreement dated June 7, 1996, with the managing member of Allegis Realty
Investors LLC by which such managing member is granted the right to purchase the stock of Aetna/AREA for nominal consideration during the twelve-year period following the date of the option. During the period of the option, such managing member is also granted the right to designate the directors of Aetna/AREA regardless of whether the option is exercised.

Item 13.  Certain Relationships and Related Transactions.

The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Registrant. The arrangements for payment of compensation and fees were not determined in arms-length negotiations with the Registrant. The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Registrant's investments. The fee is payable quarterly from available cash flow and may not exceed 2.5% per annum of net asset value. For the year ended December 31, 1996, Aetna/AREA and AREA GP were entitled to fees of $1,972,562 and $2,914,167, respectively, totaling $4,886,729.

During the year ended December 31, 1996, $411,675 was paid to Aetna Life Insurance Company, an affiliate of Aetna/AREA, primarily as reimbursement for insurance expense previously paid on behalf of the Registrant by Aetna Life Insurance Company to persons not affiliated with the Registrant.

Cash distributions paid to the General Partners during the year ended December 31, 1996 aggregated $185,084 of which $92,542 related to operations for the quarters ended December 31, 1995, March
31, 1996, June 30, 1996 and September 30, 1996 and $92,542 was
for distributions that were withheld by the Partnership during 1995 and became distributable within the provisions of the Partnership's Revised Limited Partnership Agreement.

                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

       The following documents are filed as part of this report:

   (a) 1.  Financial Statements:
           See List of Financial Statements and Financial
           Statement Schedule on page F-1.

       2.  Financial Statement Schedules:
           See List of Financial Statements and Financial
           Statement Schedule on page F-1.

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

          10.5 Amendment to Revised Escrow Agreement, dated March
               4, 1991 (incorporated by reference to Form 10-K for the year ended December 31,1990).

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

        (b) There were no reports on Form 8-K filed in the fourth quarter of fiscal year 1996.

        (c) See Exhibit Index contained herein.

        (d) See List of Financial Statements and Financial Statement
            Schedule included on page F-1.


                     INDEX TO EXHIBITS

Exhibit                                                           Page

3.1     Form of Subscription Agreement (incorporated by
        reference to Post-Effective Amendment No. 15 to the
        Registrant's Registration Statement on Form S-11,
        File No. 33-2264). . . . . . . . . . . . . . . .            *

3.2     Revised Limited Partnership Agreement of the
        Registrant (incorporated by reference to Post-
        Effective Amendment No. 15 to the Registrant's
        Registration Statement on Form S-11, File No.
        33-2264). . . . . . . . . . . . . . . . . . .               *

3.3     Form of Certificate of Limited Partnership Interest
        (incorporated by reference to Post-Effective
        Amendment No. 14 to the Registrant's Registration
        Statement on Form S-11, File No.33-2264). . . .             *

3.4     Form of Distribution Reinvestment Plan Election Card
        (incorporated by reference to Post-Effective Amendment
        No. 15 to the Registrant's Registration Statement on
        Form S-11, File No.33-2264). . . . . . . . . . .            *

4.1     Revised Depositary Agreement of the Registrant
        (incorporated by reference to Post-Effective
        Amendment No. 14 to the Registrant's Registration
        Statement on Form S-11, File No.33-2264). . . . .           *

4.2     See Exhibits 3.1, 3.2, 3.3, and 3.4. . . . . . .            *

4.3     Distribution Reinvestment Plan of the Registrant
        (incorporated by reference to Post-Effective
        Amendment No. 2 to the Registrant's Registration
        Statement on Form S-11, File No. 33-2264). . .              *

4.4     Revised Form of Depositary Receipt of the Registrant
        (incorporated by reference to Post-Effective
        Amendment No. 17 to the Registrant's Registration
        Statement on Form S-11, File No. 33-2264). . . .            *

4.5     Form of Distribution Reinvestment Plan Administration
        Agreement (incorporated by reference to Post-
        Effective Amendment No. 8 to the Registrant's
        Registration Statement on Form S-11, File No. 33-2264)      *

10.1    Revised Escrow Agreement (incorporated by reference to
        Post-Effective Amendment No. 15 to the Registrant's
        Registration Statement on Form S-11,File No. 33-2264)       *

10.2    See Exhibits 4.1 and 4.5. . . . . . . . . . . . . .         *

10.3    Custody Agreement (incorporated by reference to Post-
        Effective Amendment No. 15 to the Registrant's
        Registration Statement on Form S-11,File No. 33-2264)       *

10.4    Processing Agreement (incorporated by reference to
        Post-Effective Amendment No. 15 to the Registrant's
        Registration Statement on Form S-11, File No. 33-2264)      *

10.5    Amendment to Revised Escrow Agreement, dated March 4,
        1991 (incorporated by reference to Form 10-K for the
        year ended December 31, 1990). . . . . . . . . . . .        *

10.6    Amendment to Custody Agreement, dated March 4, 1991
        (incorporated by reference to Form 10-K for the year
        ended December 31, 1990). . . . . . . . . . . . . .         *

10.7    Amendment to Processing Agreement, dated March 4, 1991
        (incorporated by reference to Form 10-K for the year
        ended December 31, 1990). . . . . . . . . . . . . .         *

22      Subsidiaries of the Registrant (incorporated by
        reference to Post-Effective Amendment No. 11 to
        the Registrant's Registration Statement on Form S-11,
        File No. 33-2264). . . . . . . . . . . . . . . . . . .      *


* Incorporated by reference


                      SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March
1997.


                                Aetna Real Estate Associates, L.P.

                                By:  Aetna/AREA Corporation,
                                    General Partner

                                    By:/s/ Daniel R. Leary
                                       Daniel R. Leary
                                       President


                                By:  AREA GP Corporation,
                                    General Partner

                                    By:/s/ Paul L. Abbott
                                       Paul L. Abbott
                                       President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26th, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.


   Signature                                    Title

_/s/ Daniel R. Leary__          President (Principal Executive
Daniel R. Leary                 Officer) and Director of Aetna/AREA
                                Corporation

_/s/ Carol M. Kuta ___          Treasurer (Principal Financial Officer
Carol M. Kuta                   and Comptroller of Aetna/AREA
                                Corporation

_/s/ James W. O'Keefe           Chairman and Vice President of
James W. O'Keefe                Aetna/AREA Corporation

_/s/ Dean A. Lindquist          Assistant Treasurer and Assistant
Dean A. Lindquist               Comptroller of Aetna/AREA Corporation

_/s/ Paul L. Abbott __          Director, Chief Executive
Paul L. Abbott                  Officer, President and Chief
                                Financial Officer of AREA GP
                                Corporation


                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)

     List of Financial Statements and Financial Statement Schedule

                                                                   Page

     Report of Independent Accountants                             F-2

     Report of Hanford /Healy Appraisal Company                  F-3 - F-4

     Consolidated Balance Sheets (Historical Cost and
     Current Value) December 31, 1996 and 1995                     F-5

     Consolidated Statements of Income (Historical
     Cost) for the years ended December 31, 1996, 1995
     and 1994                                                      F-6

     Consolidated Statements of Partners' Capital
     (Deficiency) (Historical Cost) for the years
     ended December 31, 1996, 1995 and 1994                        F-7

     Consolidated Statements of Partners' Capital
     (Deficiency) (Current Value) for the years ended
     December 31, 1996, 1995 and 1994                              F-8

     Consolidated Statements of Cash Flows (Historical
     Cost) for the years ended December 31, 1996, 1995
     and 1994                                                      F-9

     Consolidated Current Value Basis Statements of
     Changes in Deficiency of Current Value over
     Historical Cost for the years ended December 31,
     1996, 1995 and 1994                                           F-10

     Notes to Consolidated Financial Statements                 F-11 - F-19

     Report of Independent Accountants-
         Supplementary Information                                 F-20

     The following financial statement schedule of Aetna Real Estate Associates, L.P. required by Item
     14 (d) is included in this Item 8:

     Schedule III -- Real Estate and Accumulated
     Depreciation                                               F-21 - F-27

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted since: (1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.


                Report of Independent Accountants


To the Partners of
Aetna Real Estate Associates, L.P.:

We have audited the consolidated historical cost balance sheets of Aetna Real Estate Associates, L.P. ("the Partnership") as of December 31, 1996 and 1995, and the related consolidated historical cost statements of income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the supplemental consolidated current value basis balance sheets of Aetna Real Estate Associates, L.P. as of December 31, 1996 and 1995, and the supplemental consolidated current value basis statements of partners' capital and changes in the excess of current value over historical cost for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the historical cost financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aetna Real Estate Associates, L.P. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As described in Note 3, during 1995, the Partnership adopted
Financial Accounting Standards Board Statement No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assest to Be Disposed Of."

As described in Note 2, the supplemental consolidated current value financial statements have been prepared by management to present relevant financial information that is not provided by the consolidated historical cost financial statements and are not intended to be a presentation in conformity with generally accepted accounting principals. In addition, the supplemental consolidated current value financial statements do not purport to present the net realizable, liquidation, or market value of the Partnership as a whole. Furthermore, amounts ultimately realized by the Partnership from the disposal of properties may vary significantly from the current values presented.

In our opinion, the supplemental consolidated current value financial statements referred to above present fairly, in all material respects, the information set forth in them on the basis of accounting described in Note 2.

COOPERS & LYBRAND L.L.P.

Hartford, Connecticut
February 11, 1997


                 Hanford/Healy Appraisal Company


March 3, 1997

Coopers & Lybrand
and The Unitholders of Aetna
Real Estate Associates, L.P.:

Re: Cross Pointe Center, Centerville, OH
    Windmont Apartments, DeKalb Co., GA
    Powell Street Plaza, Emeryville, CA
    Lincoln Marina Bay, Richmond, CA
    Village Square Shopping Center, Hazelwood, MO
    Andover Research Park, Andover, MA
    Metrowest Business Park I, Westborough, MA
    Metrowest Business Park II, Westborough, MA
    Gateway Square, Hinsdale, IL
    Oakland Pointe Shopping Center, Pontiac, MI
    Smmit Village, Rosslyn, VA
    Westgate Distribution Center, Corona, CA
    Town Center Business Park, Santa Fee Springs, CA
    Lincoln Square, Arlington Heights, IL

We have estimated the market value of certain real property (the
"Properties") owned by Aetna Real Estate Associates, L.P. (the
"Partnership") as of December 31, 1996. The properties consist of the 14 Properties identified above.

Full annual valuation reports and three quarterly update reports were performed for each of the properties during 1996. In accordance with an on-going schedule, the dates of the full annual valuation varied from property to property during the course of the year. The quarterly valuations, which were more limited in scope, were based on and subject to the most recent full valuation. Each property was inspected at least once during the course of the assignment. The reports were prepared in accordance with the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute.

The aggregate market value estimate reported below is subject to the detailed assumptions and limiting conditions with respect to each property considered, or incorporated by reference, in the Appraisal with respect to such Property. The aggregate market value estimate is the sum of the individual property market values and does not reflect any premium or discount for the properties as a whole.

In our opinion, the aggregate market value of the Properties, as of December 31, 1996 was:

 ONE HUNDRED NINETY-THREE MILLION NINE HUNDRED THOUSAND DOLLARS
                          $193,900,000

Hanford/Healy Appraisal Company was not employed to provide legal analysis and assumes no responsibility for any matters of a legal nature. Hanford/Healy Appraisal Company was also not employed to perform engineering inspections and assumes no responsibility for structural and mechanical, electrical or any other construction matters, or the ability of the underlying properties to withstand climatic or seismic disruptions.

Neither Hanford/Healy Appraisal Company, its officers, or any staff employed on the valuations have any known present or contemplated future interest in the Properties. We have no personal interest or bias with respect to the subject matter or the parties involved. To the best of our knowledge and belief, the facts upon which the analyses and conclusions are based are true and correct. Hanford/Healy Appraisal Company's fee for the assignment was in no way contingent upon the values reported.

                 HANFORD/HEALY APPRAISAL COMPANY




                       AETNA REAL ESTATE ASSOCIATES, L.P.
                           Consolidated Balance Sheets
                       (Historical Cost and Current Value)
                        As of December 31, 1996 and 1995
                                 (in thousands)

                                              1996               1995
                                      Current              Current
                                        Value   Historical   Value  Historical
                                      (Note 2)      Cost   (Note 2)     Cost
     Assets

     Investments in real estate:
       Properties                     $193,565  $239,889  $189,415  $237,334
       Less accumulated depreciation
                    and amortization         -   (47,772)        -   (41,152)
        Total investments in real
        estate                         193,565   192,117   189,415   196,182

     Cash and cash equivalents           9,133     9,133     8,971     8,971
     Rent and other receivables          1,511     4,487     1,310     4,168
     Other                                  13        13        13        13

        Total assets                  $204,222  $205,750  $199,709  $209,334

     Liabilities and Partners' Capital

     Liabilities:
       Investment portfolio fee payable
        to related parties            $  1,195  $  1,195  $  1,212  $  1,212
       Accounts payable and accrued
        expenses                           496       496       452       452
       Accrued property taxes              766       766       815       815
       Security deposits                   934       934       824       824
       Unearned income                     189       189       225       225
        Total liabilities                3,580     3,580     3,528     3,528

     Commitments (Note 14)

     Partners' capital (deficiency):
       General Partners                    (58)      (43)      (11)       85
       Limited Partners                200,700   202,213   196,192   205,721
        Total partners' capital        200,642   202,170   196,181   205,806

        Total liabilities and
         partners' capital            $204,222  $205,750  $199,709  $209,334


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                       AETNA REAL ESTATE ASSOCIATES, L.P.
               Consolidated Statements of Income (Historical Cost)
              For the Years Ended December 31, 1996, 1995 and 1994
                (in thousands, except units and per unit amounts)


                                        1996            1995            1994
     Revenue:
       Rental                      $  28,242       $  27,455       $  25,831
       Interest                          336             367             301
       Other income                      452             616             322
                                      29,030          28,438          26,454

     Expenses:
       Property operating              9,681           9,179           9,379
       Depreciation and amortization   7,369           8,004           7,237
       Investment portfolio
         fee - related parties         4,887           4,814           4,712
       General and administrative        767             725             749
       Bad debt                          615             714             233
                                      23,319          23,436          22,310

     Impairment of investment in
     real estate                           -          (4,408)              -

     Operating income                  5,711             594           4,144

     (Loss) gain on sale of property       -             (23)            355

            Net income              $  5,711       $     571       $   4,499

     Net income allocated:
       To the General Partners      $     57       $       6       $      45
       To the Limited Partners         5,654             565           4,454

                                    $  5,711       $     571       $   4,499

     Weighted average number of
       limited partnership units
       outstanding                12,724,547      12,724,547      12,724,547

     Earnings per limited
      partnership unit              $    .44       $     .04        $    .35


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                       AETNA REAL ESTATE ASSOCIATES, L.P.
   Consolidated Statements of Partners' Capital (Deficiency) (Historical Cost)
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                         General       Limited
                                        Partners       Partners         Total

     Balance at January 1, 1994      $        34  $     221,426  $    221,460

       Capital contributions                 117              -           117

       Net income                             45          4,454         4,499

       Cash distributions                   (117)       (11,562)      (11,679)

     Balance at December 31, 1994             79        214,318       214,397

       Capital contributions                  92              -            92

       Net income                              6            565           571

       Cash distributions                    (92)        (9,162)       (9,254)

     Balance at December 31, 1995             85        205,721       205,806

       Net income                             57          5,654         5,711

       Cash distributions                   (185)        (9,162)       (9,347)

     Balance at December 31, 1996      $     (43)  $    202,213  $    202,170


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                       AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency) (Current Value)
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                     General        Limited
                                    Partners        Partners          Total

     Balance at January 1, 1994   $     (316)  $     186,765  $     186,449

       Capital contributions             117               -            117

       Net income                         45           4,454          4,499

       Decrease in deficiency of
       current value over historical
       cost                              131          12,942         13,073

       Cash distributions               (117)        (11,562)       (11,679)

     Balance at December 31, 1994       (140)        192,599        192,459

       Capital contributions              92               -             92

       Net income                          6             565            571

       Decrease in deficiency of
       current value over historical
       cost                              123          12,190         12,313

       Cash distributions                (92)         (9,162)        (9,254)

     Balance at December 31, 1995        (11)        196,192        196,181

       Net income                         57           5,654          5,711

       Decrease in deficiency of
       current value over historical
       cost                               81           8,016          8,097

       Cash distributions               (185)         (9,162)        (9,347)

     Balance at December 31, 1996    $   (58)  $     200,700  $     200,642

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Consolidated Statements of Cash Flows (Historical Cost)
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                              1996          1995          1994
 Cash flows from operating activities:
 Net income                                $   5,711  $      571  $      4,499
 Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation and amortization              7,369       8,004         7,237
    Impairment of investment in real estate        -       4,408             -
    Loss (gain) on sale of property                -          23          (355)
    Bad debt expense                             615         714           233
    Deferred (accrued) rental income            (118)         (5)           52
    Increase (decrease) in cash arising
    from changes in operating assets and
    liabilities:
      Rent and other receivables                (816)       (763)         (678)
      Investment portfolio fee payable to
      related parties                            (17)         24            37
      Accounts payable and accrued expenses       10        (115)          (49)
      Accrued property taxes                     (49)         60            18
      Security deposits                          110          10          (152)
      Unearned income                            (36)         92           (37)
      Other liabilities                            -           -            (4)

         Net cash provided by operating
         activities                           12,779      13,023        10,801

 Cash flows from investing activities:
 Investments in real estate                   (3,270)     (4,534)       (7,967)
 Proceeds from sale of property                    -         271         4,867
         Net cash used in investing
         activities                           (3,270)     (4,263)       (3,100)

 Cash flows from financing activities:
 Cash distributions                           (9,347)     (9,254)      (11,679)
 Partners' capital contributions                   -          92           117
         Net cash used in financing
         activities                           (9,347)     (9,162)      (11,562)

 Net increase (decrease) in cash and
 cash equivalents                                162        (402)       (3,861)

 Cash and cash equivalents at
 beginning of year                             8,971       9,373        13,234

 Cash and cash equivalents at
 end of year                               $   9,133   $   8,971     $   9,373

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Current Value Basis Statements of Changes in
                Deficiency of Current Value Over Historical Cost
              For the Years Ended December 31, 1996, 1995 and 1994
                                 (in thousands)

       Deficiency of current value over historical
       cost at January 1, 1994                                $  (35,011)

            Current value increase in properties                  11,913
            Decrease in deficiency of current value
              over historical cost resulting from sale
              of property                                          1,108
            Decrease in accrued rent                                  52
                                                                  13,073

       Deficiency of current value over historical
       cost at December 31, 1994                                 (21,938)

            Current value increase in properties                   7,910
            Write-down of property for permanent impairment        4,408
            Increase in accrued rent                                  (5)
                                                                  12,313

       Deficiency of current value over historical
       cost at December 31, 1995                                  (9,625)

            Current value increase in properties                   8,215
            Increase in accrued rent                                (118)
                                                                   8,097

       Deficiency of current value over historical
       cost at December 31, 1996                               $  (1,528)

                The accompanying notes are an integral part of
                    these consolidated financial statements.


                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
                   Notes to Consolidated Financial Statements


    1. ORGANIZATION

        Aetna Real Estate Associates, L.P. ("the Partnership") was organized on September 11, 1986 as a limited partnership under the laws of the State of Delaware pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), as amended and restated. The Partnership was formed for the purpose of making acquisitions in and operating certain types of residential and commercial real estate, either directly or through joint venture arrangements and, subject to certain limitations, making participating investments, construction loans and conventional mortgage loans. The General Partners of the Partnership are Aetna/AREA Corporation ("Aetna/AREA"), an affiliate of Aetna Life Insurance Company, and AREA GP Corporation ("AREA GP"), an affiliate of Lehman Brothers Inc. The Partnership will continue until December 31, 2015 unless sooner terminated by law or in accordance with the terms of the Partnership Agreement.

    2. CURRENT VALUE BASIS FINANCIAL STATEMENTS

        Current Value Reporting

        The consolidated current value basis financial statements are presented to provide supplementary information about the Partnership's financial position and changes in partners' capital which is not provided by the historical cost basis financial statements. The Partnership's investments in real estate are subject to changes in value and, therefore, their current values differ from their historical cost basis net book values determined in conformity with generally accepted accounting principles. Management believes that reporting the financial position on a current value basis is a more realistic basis for reporting the Partnership's activities because of the changing economic conditions affecting the real estate market.

        As more fully explained below, estimates of the current values of the Partnership's assets and liabilities are determined by management. The estimates of current values of the Partnership's investments in real estate are based upon independent appraisals of the underlying real estate using generally accepted valuation techniques. Such estimates of current value represent the value of real estate assets held as investments for purposes of obtaining the benefit of appreciation and operating cash flows.

        The estimates do not necessarily represent the realizable sales values of these assets at the date of valuation. Additionally, partners' capital on a current value basis is not intended to represent the liquidation value of the Partnership or the market value of its net assets taken as a whole.

       Bases of Valuation

        The following describes the bases of management's estimates of current values:

            - The current values of the Partnership's operating properties are determined by independent appraisers. Independent appraisals of each property are performed at the date of purchase and on a quarterly basis thereafter. The value of future cash payments from joint venture partners and additional capital costs, if any, are determined by management to the extent they have not been considered in the independent appraisals.

            - All other assets and liabilities are carried in the current value basis balance sheets at the lower of cost or net realizable value. Accrued rent related to scheduled rent increases and tenant concessions, included in rent and other receivables on the historical cost basis balance sheets, is deemed to have a net realizable value of zero on a current value basis.

            - The aggregate difference between the current value basis and historical cost basis of the Partnership's assets and liabilities is reflected in the partners' capital accounts in the current value basis balance sheets. The components of this difference at December 31, 1996 and 1995 are as follows:
                                               1996            1995
                                                  (in thousands)

                Properties                   $ 1,448         $(6,767)
                Accrued rent                  (2,976)         (2,858)
                Deficiency of current value
                over historical cost         $(1,528)        $(9,625)

    3.  SIGNIFICANT ACCOUNTING POLICIES

        Financial Statements

        The Partnership has a controlling interest in each of its joint venture investments and, therefore, has consolidated the accounts of such joint ventures in the financial statements. The consolidated financial statements for 1996, 1995 and 1994 include the accounts of the Partnership and its joint ventures Lincoln Marina Bay and Town Center Associates. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Properties

        The Partnership regularly evaluates the carrying value of its properties. In 1995 the Partnership adopted Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long- lived assets that are expected to be disposed of. During the fourth quarter of 1995, a permanent impairment write-down of one investment property to bring the property's carrying value to its estimated fair value resulted in a reduction of operating income of approximately $4,408,000, and is reflected in the 1995 Statement of Income. At December 31, 1995 the property had a high vacancy rate with no new tenant prospects in the near future thus causing the estimated undiscounted cash flows to be less than the asset's carrying value. The estimated fair value represents the property's current value, as discussed in Note 2. There were no such write-downs required in 1996.

        Investments in properties, which the Partnership has the intent to hold for the production of income, are carried at depreciated cost, which includes the initial purchase price of the property, plus closing costs, legal fees, and other miscellaneous acquisition costs, net of impairment write-downs. Properties to be disposed of are carried at the lower of depreciated cost or fair value less estimated selling costs. Leases are accounted for under the operating method where rental income is recognized on a straight-line basis. Expenses including advertising, maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method based upon the estimated useful lives, ranging from 5 to 50 years, of the respective depreciable properties and improvements. Leasing commissions and tenant improvements are amortized over the life of the respective leases or the lives of the improvements, whichever is shorter. Properties to be disposed of are not depreciated.

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

       Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are restricted security deposits of $85,844 and $90,140 at December 31, 1996 and 1995, respectively. Also, included in cash and cash equivalents at December 31, 1996 and 1995 was $6,080,343 and $6,152,203, respectively, held in a mutual fund utilizing investments such as commercial paper, certificates of deposit and government obligations, which are carried at market value. The cost of cash equivalents approximates fair value at December 31, 1996 and 1995.

        At December 31, 1996 and 1995, approximately $885,000 and $927,000, respectively, of the bank balances of the Partnership's checking and money market accounts were insured by the Federal Deposit Insurance Corporation ("FDIC") while approximately $2,087,000 and $2,760,000, respectively, were uninsured. Included in the uninsured bank balances was approximately $1,522,000 and $1,738,000 held at one major financial institution at December 31, 1996 and December 31, 1995, respectively. The remainder of the uninsured balances were held in multiple banks, minimizing the risk of an isolated bank failure.

       Income Taxes

       No provision for federal or state income taxes has been made in the financial statements since income, losses and tax credits are generally passed through to the individual partners.

       Earnings Per Limited Partnership Unit

        Earnings per unit is based upon net income allocated to the Limited Partners and their weighted average number of units outstanding during the year.

       Reclassifications

        Certain 1995 and 1994 consolidated financial statement items have been reclassified to conform to the 1996 presentation.

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

        On October 18, 1994, one building at Westgate Distribution Center was sold to its tenant at a gross sales price of $5,000,000. The value of this building at December 31, 1993 was approximately $3,500,000. After closing costs and adjustments aggregating $133,162 and $43,246 respectively, net cash proceeds to the Partnership were approximately $4,824,000. Gain on the sale included in these consolidated financial statements was approximately $355,000 for the year ended December 31, 1994.

    5. RENT AND OTHER RECEIVABLES

        Rent and other receivables at December 31, 1996 and 1995 are summarized as follows:

                                    1996                    1995
                              Current  Historical    Current  Historical
                               Value      Cost        Value       Cost

Rent and reimbursements
  receivable               $1,739,095  $1,739,095  $2,033,809  $2,033,809
Prepaids and other
  receivables                 275,605     275,605     261,900     261,900
Accrued rent                        -   2,975,752           -   2,857,756
                            2,014,700   4,990,452   2,295,709   5,153,465
Less: allowance for
  doubtful accounts          (503,323)   (503,323)   (985,399)   (985,399)

Total rent and other
receivables                $1,511,377  $4,487,129  $1,310,310  $4,168,066

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

    7.  JOINT VENTURES

        The Partnership was a general partner in two consolidated joint ventures as of December 31, 1996, 1995 and 1994. The joint venture agreements in existence as of December 31, 1996 provide the Partnership with priority cash payments from operations of the joint ventures ranging from 9% to 13% per annum on all funds contributed by the Partnership to the extent sufficient cash flows are generated by the underlying properties. Any cash flows in excess of these payments to the Partnership will be distributed to the Partnership and its joint venture partners in accordance with their joint venture interests. The Partnership's interests in its joint ventures range from 50% to 80%.

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

        Effective January 1, 1991, the Partnership suspended its initial offering of $300,000,000 of units. In March 1992, the Partnership terminated the offering and suspended sales of units pursuant to the DRIP. During 1993, the Partnership received a favorable response to a no-action request submitted to the Securities and Exchange Commission regarding its ability to continue to sell units pursuant to the DRIP without registration of such units under the Securities Act of 1933, as amended. As of December 31, 1996, the Partnership had not reopened sales of units pursuant to the DRIP. No additional units were issued since 1991. Information related to Unitholders' distributions for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                Cash
                                                Distributions
                                                Paid            Per Unit
1996                                            $  9,161,674    $ .72
1995                                               9,161,674      .72
1994                                              11,561,674      .91

        Cash distributions paid to the General Partners during the year ended December 31, 1996 aggregated $185,084 of which $92,542 related to operations for the quarters ended December 31, 1995, March 31, 1996, June 30, 1996 and September 30, 1996 and $92,542
        was for distributions that were withheld by the Partnership during 1995 and became distributable within the provisions of the Partnership's Revised Limited Partnership Agreement.

        The General Partners distributions aggregating $116,785 for the year ended December 31, 1994 were withheld by the Partnership, since funds of an equal amount would have been contributed to the Partnership at the end of the year as required by the Partnership's Revised Limited Partnership Agreement.

        Cash distributions paid to Unitholders in 1994 included a special distribution of $2,400,000 from the sale of one building at Westgate Distribution Center, discussed in Note 4.

    9. TRANSACTIONS WITH AFFILIATES

       Investment Portfolio Fee

        The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. As specified in the Partnership Agreement, the fee is determined by applying various percentages to the portion of net asset value attributable to committed and uncommitted funds available for investment.
        The fee is payable quarterly from available cash flow and may not exceed 2.5% per annum of net asset value. For the years ended December 31, 1996, 1995 and 1994, Aetna/AREA and AREA GP were entitled to fees as follows:

                                Aetna/AREA                AREA GP
         1996                   $1,972,562              $2,914,167
         1995                    1,925,626               2,888,440
         1994                    1,884,718               2,827,077



       Other

        The General Partners are entitled to reimbursement of expenses paid on behalf of the Partnership incurred in connection with the investments and operation of the Partnership. Reimbursable expenses of $411,675, $403,479 and $319,687, which consist primarily of insurance expense paid to a third party, were reimbursed during 1996, 1995 and 1994 respectively, to an affiliate of Aetna/AREA.

    10. LEASE AGREEMENTS

        At December 31, 1996, the Partnership's principal assets subject to lease agreements consisted of shopping centers, apartment complexes, business parks and industrial parks. Apartment leases generally have terms of 6 to 12 months and provide for a fixed minimum rent. Leases with shopping center, industrial park and business park tenants generally range in term from 1 to 10 years and provide for fixed minimum rent and reimbursement of their proportionate share of operating expenses. Included in rental revenue are $3,956,228, $4,109,685 and $3,455,573 primarily consisting of expense reimbursements for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, various leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. Percentage rent included in rental revenue is $458,715, $426,272 and $270,561 for the years ended December 31, 1996, 1995 and 1994, respectively. The following table is a schedule of minimum future rents to be received under noncancelable operating leases:

                  Year ending December 31,

                   1997        $18,527,592
                   1998         12,090,877
                   1999         10,387,978
                   2000          8,408,435
                   2001          6,509,097
                   Thereafter   16,563,608

                   Total       $72,487,587

    11. NET ASSET VALUE PER UNIT

        Prior to the termination of the Offering and the Remarketing Opportunity and the suspension of the DRIP in 1992, units offered to new Unitholders or issued pursuant to the DRIP were purchased at net asset value per unit as defined in the Partnership Agreement. As discussed in Note 8, the Partnership had not reopened sales of units pursuant to the DRIP as of December 31, 1996. The net asset value per unit calculated in accordance with the Partnership Agreement, is summarized as of December 31, 1996 and 1995 as follows:


                                                   1996             1995

         Limited Partners' capital - current
           value basis                        $ 200,700,247     $196,192,156
         Cash to be distributed to Limited
         Partners                                (2,290,418)      (2,290,418)
                                              $ 198,409,829     $193,901,738

         Units outstanding                       12,724,547       12,724,547

         Net asset value per unit             $       15.59     $      15.24

    12. SUPPLEMENTARY INFORMATION

        Maintenance and repairs, real estate taxes and advertising costs included in property operating expenses for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                            1996       1995        1994
         Maintenance and repairs       $1,085,405  $   983,635  $1,065,895
         Real estate taxes              2,898,371    2,990,923   2,885,617
         Advertising costs                296,932      255,119     349,185

    13. RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION

        The following is a reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 1996, 1995 and 1994:

                                              1996        1995        1994
Net income per financial statements       $5,710,699   $  570,340   $4,499,375
Gain on sale of property for tax purposes
  less than gain on sale of property
  per financial statements                         -            -       (1,445)
Joint venture net income for tax purposes
  in excess of (less than) joint venture net
  income per financial statements            (38,240)     298,224      466,802
Depreciation deducted for tax purposes
  less than depreciation expense per
  financial statements                       673,968    1,591,245      644,077
Permanent impairment not deductible
  for tax purposes                                 -    4,407,851            -
Rental income related to accrued rent
  on wholly owned properties                 130,895      109,766      (56,883)
Bad debt expense deducted per financial
  statements in excess of (less than) bad
  debt expense deducted for tax purposes    (415,238)     431,230      203,361
Other                                        (22,829)     (58,719)     (34,797)
Taxable net income                        $6,039,255   $7,349,937   $5,720,490



        The following is a reconciliation of partners' capital (historical cost) for financial statement purposes to partners' capital for federal income tax purposes as of December 31, 1996, 1995 and 1994:

                                             1996        1995         1994
Partners' capital per financial
  statements                            $202,170,215  $205,806,275 $214,397,608
Adjustment for cumulative difference
  between tax basis net income and net
  income per financial statements         11,175,217    10,846,661    4,067,064

Partners' capital per tax return        $213,345,432  $216,652,936 $218,464,672

    14.COMMITMENTS

        As of December 31, 1996, the Partnership had outstanding commitments of approximately $.8 million relating to previously acquired investments. Of this amount, $.5 million relates to the Partnership's commitment to fund additional tenant improvements, leasing commissions, and other capital projects at certain retail properties, and $.2 million relates to the Partnership's commitment to fund additional tenant and building improvements at 115 and 117 Flanders Road.

    15.SUBSEQUENT EVENTS

       Capital Contributions/Distributions

        In February 1997, the Partnership declared cash distributions aggregating $2,313,554 ($.18 per Unit) pertaining to the period from October 1, 1996 to December 31, 1996, which was distributed on or about February 14, 1997.

    16.LITIGATION

             In November 1996, the Partnership and the General Partners were named as defendants in two purported class action lawsuits filed in the Chancery Court of Delaware in New Castle County, entitled Bobbitt v. Aetna Real Estate Associates, L.P., et al. and Estes v. Aetna Real Estate Associates, L.P., et al. The complaints in those actions claim, among other things, that management fees that have been and are paid to the General Partners are excessive and that a standstill agreement with a tender offeror which has had the effect of limiting the number of units that would be the subject of any tender offer is unlawful. The defendants have moved to dismiss one of the complaints and have not yet been served with the other. The General Partners believe that the allegations in these complaints are without merit and intend to defend the lawsuits vigorously.


                        REPORT OF INDEPENDENT ACCOUNTANTS


        To the Unitholders of
        Aetna Real Estate Associates, L.P.


        In connection with our audits of the consolidated financial statements of Aetna Real Estate Associates, L.P. as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, which financial statements are included herein, we have also audited the related financial statement schedule listed in the index on page F-1 herein.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

        /s/ Coopers & Lybrand L.L.P

        Hartford, Connecticut
        February 11, 1997

                        AETNA REAL ESTATE ASSOCIATES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                             As of December 31, 1996

                                                  Costs Capitalized Sub-    Gross Amount at which
                                  Initial Cost    sequent to Acquisition    Carried at End ofYear
                               -------------------  ---------------------   ---------------------


                                        Building               Building               Building
                     Encum-               and                    and                    and
Description          brances   Land   Improvements    Land   Improvements   Land    Improvements   Total (a)

Partnership Owned:

Cross Pointe         $  -   $3,300,000 $12,200,000 $  16,751  $7,004,484 $3,316,751  $19,204,484 $22,521,235
Shopping Center
Centerville, OH

Gateway Square          -    1,516,679   5,377,320       799     648,555  1,517,478    6,025,875   7,543,353
Shopping Center
Hinsdale, IL

Lincoln Square          -    1,859,283  11,102,944     1,660     586,836  1,860,943   11,689,780  13,550,723
Apartment Complex
Arlington Hts., IL

Oakland Pointe          -    3,412,062  16,981,319     7,112   2,295,330  3,419,174   19,276,649  22,695,823
Shopping Center
Pontiac, MI

Summit Village          -    5,395,408  30,154,302   116,350   1,642,229  5,511,758   31,796,531  37,308,289
Apartment Complex
Rosslyn, VA

Partnership Owned
(Cont'd):

Three Riverside         -    1,722,156   7,389,779   (22,892)  1,476,870  1,699,264    8,866,649  10,565,913
Riverside Drive
Office/R&D Bldg.
Andover, MA

Village Square (b)      -    2,710,355   4,103,802   285,346  (1,572,876) 2,995,701    2,530,926   5,526,627
Shopping Center
Hazelwood, MO

Windmont Apartments     -    1,429,226   6,093,017    28,430     422,224  1,457,656    6,515,241   7,972,897
Apartment Complex
Atlanta, GA

115 & 117               -    2,369,342   8,947,868     7,016   1,248,635  2,376,358   10,196,503  12,572,861
Flanders Road
R&D Warehouse Bldgs.
Westborough, MA

Powell Street Plaza (c) -    9,196,813  20,167,160   (68,973)  2,221,785  9,127,840   22,388,945  31,516,785
Shopping Center
Emeryville, CA

Partnership Owned
(Cont'd):

Westgate                -    3,916,801   6,047,987    18,474   4,144,796  3,935,275   10,192,783  14,128,058
Distribution Center (d)
Industrial Park
Corona, CA

Consolidated Ventures:

Marina Bay              -    1,777,110   5,212,740   166,987   3,738,264  1,944,097    8,951,004  10,895,101
Industrial Park
Richmond, CA

Town Center             -   10,880,641  19,198,867    94,939  12,916,680  10,975,580  32,115,547  43,091,127
Business Park
Santa Fe Springs, CA

                     $  -  $49,485,876 $152,977,105 $651,999  $36,773,812 $50,137,875  $189,750,917  $239,888,792(e)


                                                 See notes to schedule III


                        AETNA REAL ESTATE ASSOCIATES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                             As of December 31, 1996
                                                                      Life on
                                                                        which
                                                                 Depreciation
                                                                    in Latest
                      Accumulated       Date of       Date   Income Statement
Description          Depreciation(a)  Construction   Acquired     is Computed

Partnership
Owned:

Cross Pointe          $ 3,056,775         1985        10/3/86      40 years
Shopping Center
Centerville, OH

Gateway Square          1,856,087         1986        11/21/86     33 years
Shopping Center
Hinsdale,IL

Lincoln Square          3,976,059         1986        11/14/86     33 years
Apartment Complex
Arlington Hts., IL

Oakland Pointe          6,664,990         1987         1/26/88     33 years
Shopping Center
Pontiac, MI

Summit Village          7,790,174       1987/1989     6/09/87 and  40 years
Apartment Complex                                       8/31/89
Rosslyn, VA

Partnership Owned
(Cont'd):

Three Riverside Drive   2,728,992         1986          2/8/88     33 years
Office/R&D Bldg.
Andover, MA

Village Square (b)        239,050       1961/1988      6/24/87     33 years
Shopping Center
Hazelwood, MO

Windmont Apartments     1,769,133         1989         7/18/89     33 years
Apartment Complex
Atlanta, GA

115 & 117 Flanders      2,852,675       1986/1988       2/8/88     33 years
Road                                                      and
R&D Warehouse Bldgs.                                    8/31/89
Westborough, MA

Powell Street Plaza     4,864,682         1988         2/16/90     33 years
Shopping Center
Emeryville, CA

Partnership Owned
(Cont'd):

Westgate Distribution   1,877,408         1989         2/22/90     50 years
Center
Industrial Park
Corona,CA

Consolidated
Ventures:

Marina Bay              2,523,533       1962/1987      6/30/87     50 years
Industrial Park
Richmond, CA

Town Center             7,572,439         1982        12/18/87     33 years
Business Park
Santa Fe Springs, CA

                      $47,771,997 (e)

                       AETNA REAL ESTATE ASSOCIATES, L.P.


(a) Reconciliation of the carrying amount of real estate investments and accumulated depreciation for the years ended Decenber 31, 1996, 1995 and 1994 is as follows:

                                       1996            1995            1994
Balance of real estate
   investments at beginning
   of year                        $237,333,658   $241,332,804   $239,880,898
Additions during year:
   Improvements and additions        3,304,120      4,532,853      7,822,401
Deductions during year:
   Cost of real estate sold (c)(d)          -        (293,615)    (4,646,536)
   Impairment (b)                           -      (4,407,851)            -
   New basis adjustment (b)                 -      (2,609,207)            -
   Other (1)                          (748,986)    (1,221,326)    (1,723,959)
Balance of real estate investments
  at close of year                $239,888,792   $237,333,658   $241,332,804

Balance of accumulated deprec-
  iation at beginning of year     $ 41,152,009   $ 36,978,911   $ 31,600,606
Depreciation expense                 7,368,974      8,003,631      7,236,999
Accumulated depreciation of
  real estate sold                          -              -        (134,735)
New basis adjustment (b)                    -      (2,609,207)            -
Other (1)                             (748,986)    (1,221,326)    (1,723,959)
Balance of accumulated
  depreciation at close of year   $ 47,771,997   $ 41,152,009   $ 36,978,911

 (1) Write-off of tenant improvements and leasing commissions for vacated tenants.

 (b) In 1995, a property was written down by $4,407,851 for permanent impairment. Accumulated depreciation and amortization of $2,609,207 at the time of the permanent impairment has been adjusted against cost to conform to the 1996 presentation.

 (c) In 1995, approximately 12,100 square feet of land was condemned at Powell Street Plaza for the purpose of road construction. The initial cost of land was reduced by $293,615.

 (d) One of four buildings at Westgate Distribution Center was sold on October 18, 1994. The building was constructed subsequent to the initial purchase of land and two other buildings. As a result of removing the cost of real estate sold, the initial purchase price of the land was reduced by $1,645,801 and the subsequent cost of building and improvements was reduced by $3,000,735.

 (e) For Federal income tax purposes, the aggregate cost of land, buildings and improvements is $244,109,585. The amount of accumulated depreciation on real property for Federal income tax purposes is $46,593,588.