Form 10-Q
period 1997-03-31
AETNA REAL ESTATE ASSOCIATES L P
filed 1997-05-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                     ______________________

                            FORM 10-Q

  ___
/ X /     Quarterly Report Under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

          For the quarter ended:  March 31, 1997

                                   OR
  ___
/___/     Transition Report Under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

          For the transition period from:  ___________ to  ___________



                Commission file number:  0-14986



               AETNA REAL ESTATE ASSOCIATES, L.P.
     (Exact name of registrant as specified in its charter)



            Delaware                               11-2827907
------------------------------                  -----------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)



242 Trumbull Street,
Hartford, Connecticut                                06156
---------------------------------------           ------------
(Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code:  (860) 275-2178



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

               AETNA REAL ESTATE ASSOCIATES, L.P.
                   Consolidated Balance Sheets
           As of March 31, 1997 and December 31, 1996
                         (in thousands)

                                                     March 31,    December 31,
                                                         1997            1996
                                                   (unaudited)
Assets                                            ------------    ------------
Investments in real estate:
  Properties                                          $240,751        $239,889
  Less accumulated depreciation
   and amortization                                    (49,469)        (47,772)
     Total investments in real estate                  191,282         192,117

Cash and cash equivalents                                9,698           9,133
Rent and other receivables                               4,211           4,487
Other                                                       13              13
     Total assets                                     $205,204        $205,750

Liabilities and Partners' Capital

Liabilities:
  Investment portfolio fee payable
     to related parties                               $  1,203        $  1,195
  Accounts payable and accrued expenses                    358             496
  Accrued property taxes                                 1,042             766
  Security deposits                                        943             934
  Unearned income                                          157             189
     Total liabilities                                   3,703           3,580

Partners' capital (deficiency):
  General Partners                                         (49)            (43)
  Limited Partners                                     201,550         202,213
     Total partners' capital                           201,501         202,170
     Total liabilities and partners' capital          $205,204        $205,750




               AETNA REAL ESTATE ASSOCIATES, L.P.
                Consolidated Statements of Income
       For the Three Months Ended March 31, 1997 and 1996
        (in thousands, except units and per unit amounts)
                           (unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                    -----------------------
                                                        1997           1996
Revenue:
  Rental                                            $  7,059       $  7,014
  Interest                                                88             88
  Other income                                           137            103
                                                       7,284          7,205
Expenses:
  Property operating                                   2,401          2,427
  Depreciation and amortization                        1,697          1,775
  Investment portfolio fee - related parties           1,203          1,215
  General and administrative                             161            139
  Bad debt                                               177            271
                                                       5,639          5,827

  Net income                                        $  1,645       $  1,378

Net income allocated:
  To the General Partners                           $     17       $     14
  To the Limited Partners                              1,628          1,364
                                                    $  1,645       $  1,378
Weighted average number of limited
  partnership units outstanding                   12,724,547     12,724,547

Earnings per limited partnership unit                  $.13            $.11



               AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency)
       For the Three Months Ended March 31, 1997 and 1996
                   (in thousands - unaudited)

                                         General       Limited
                                        Partners      Partners         Total
                                       ----------    ----------    ----------
Balance at January 1, 1997             $    (43)      $202,213      $202,170
  Distributions                             (23)        (2,291)       (2,314)
  Net income                                 17          1,628         1,645
Balance at March 31, 1997              $    (49)      $201,550      $201,501

Balance at January 1, 1996             $     85       $205,721      $205,806
  Distributions                            (116)        (2,290)       (2,406)
  Net income                                 14          1,364         1,378
Balance at March 31, 1996              $    (17)      $204,795      $204,778





               AETNA REAL ESTATE ASSOCIATES, L.P.
              Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 1997 and 1996
                   (in thousands - unaudited)

                                                                 Three Months
                                                                Ended March 31,
                                                           --------------------
                                                                1997       1996
Cash flows from operating activities:
 Net income                                                 $  1,645   $  1,378
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                               1,697      1,775
   Bad debt expense                                              177        271
   Accrued rental income                                           3        (31)
   Increase (decrease) in cash arising from
    changes in operating assets and liabilities:
      Rent and other receivables                                  96       (261)
      Investment portfolio fee payable to related parties          8          3
      Accounts payable and accrued expenses                     (104)       (90)
      Accrued property taxes                                     276        248
      Security deposits                                            9         20
      Unearned income                                            (32)       (57)
      Other liabilities                                         --           (1)
        Net cash provided by operating activities              3,775      3,255

Cash flows from investing activities:
 Investments in real estate                                     (896)    (1,022)
        Net cash used in investing activities                   (896)    (1,022)

Cash flows from financing activities:
 Cash distributions                                           (2,314)    (2,290)
        Net cash used in financing activities                 (2,314)    (2,290)

Net increase (decrease) in cash and cash equivalents             565        (57)

Cash and cash equivalents at beginning of period               9,133      8,971

Cash and cash equivalents at end of period                  $  9,698   $  8,914



               AETNA REAL ESTATE ASSOCIATES, L.P.
                (a Delaware limited partnership)
           Notes to Consolidated Financial Statements
                           (unaudited)

1.   GENERAL

     The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1996. The financial data included herein as of December 31, 1996 has been drawn from the consolidated financial statements of the Partnership which were audited by Coopers & Lybrand L.L.P.

2.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. For the three months ended March 31, 1997, Aetna/AREA and AREA GP earned fees of $499,309 and $703,722, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $486,190 and $729,284, respectively.

3.   CASH DISTRIBUTIONS

     On or about February 15, 1997, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended December 31, 1996.

4.   SUBSEQUENT EVENTS

     In April 1997, the Partnership declared cash distributions aggregating $2,313,554 pertaining to the period from January
     1, 1997 to March 31, 1997.  On or about  May 15, 1997
     $2,290,418 ($.18 per Unit) is to be distributed to the Limited Partners and $23,136 to the General Partners.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1996, the Partnership had working capital reserves ("Reserves") of approximately $4,752,000. During the quarter ended March 31, 1997, the Partnership expended approximately $896,000 for capital improvements. The Partnership has current Reserves of approximately $4,919,000, including approximately $1,063,000 retained from cash generated from operations for the three months ended March 31, 1997. At March 31, 1997, the Partnership had approximately $1,008,000 of outstanding commitments for capital improvements and approximately $5,402,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties of which for 1997 the Partnership will fund if needed approximately $4,983,000 from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Results of Operations

Net income for the three months ended March 31, 1997 increased approximately $267,000 in comparison to the corresponding period in 1996, due primarily to a decrease in depreciation/amortization and bad debt expenses. An increase in revenue of approximately $79,000 from the corresponding period in 1996 resulted primarily from increases in revenue at the office/industrial properties. These revenue increases were partially offset by decreases in rental revenue at the retail properties. The increase in other income is mostly attributable to receipt of a lease termination fee at Town Center Business Park. Expenses for the three months ended March 31, 1997 decreased approximately $188,000 in comparison to the corresponding period in 1996 as a result of decreases in depreciation/amortization, due to certain assets becoming fully depreciated/amortized, and bad debt expense.

The bad debt expense for the quarter ended March 31, 1997 represents additions to the allowance for doubtful accounts at certain properties, including approximately $54,000 related to a tenant experiencing financial difficulties at Marina Bay Industrial Park and approximately $107,000 related to a tenant in bankruptcy at Powell Street Plaza.

The Partnership made cash distributions of $.18 per Unit to Unitholders for the three months ended March 31, 1997 and 1996.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $15.70 at March 31, 1997 from $15.29 at March 31, 1996. The increase in Net Asset Value per Unit is primarily the result of increases in the appraised values of certain of the Registrant's properties, including significant increases in Summit Village Apartments, Town Center Business Park, Three Riverside Drive and 115 & 117 Flanders Road. The increase in the appraised value of Summit Village Apartments is a result of an increase in projected market rents. Reductions in the assumed vacancy rate and the discount rate resulted in an increase in the appraised value of Town Center Business Park. Three Riverside Drive and 115 & 117 Flanders Road increased in appraised value primarily as a result of improved occupancy and market rent assumptions. These value increases were partially offset by decreases in the appraised value of certain of the Registrant's properties, primarily Oakland Pointe Shopping Center and Powell Street Plaza. Factors contributing to a reduction in the appraised value of Oakland Pointe Shopping Center included a decrease in anticipated occupancy, resulting from the expected departure of three major tenants, and a reduction in the market rent of some small shop space. The appraised value of Powell Street Plaza decreased primarily due to a decrease in occupancy and a reduction in overage rent income.



               PART II - OTHER INFORMATION


Item 5.   Other Information

          None

Item 6.        Exhibits and Reports on Form 8K

          (a)  Exhibit No. 27 - Financial Data Schedule

          (b)  None