Form 10-Q
period 1997-06-30
AETNA REAL ESTATE ASSOCIATES L P
filed 1997-08-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                     ______________________

                            FORM 10-Q


  ___
/ X /     Quarterly Report Under Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarter ended:        June 30, 1997

                    OR
  ___
/___/     Transition Report Under Section 13 or 15 (d) of the
     Securities Exchange Act of 1934

For the transition period from:  _________ to  ________



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

               AETNA REAL ESTATE ASSOCIATES, L.P.
                   Consolidated Balance Sheets
            As of June 30, 1997 and December 31, 1996
                         (in thousands)

                                                   June 30,   December 31,
                                                      1997           1996
                                                (unaudited)
Assets
Investments in real estate:
  Properties                                     $ 241,466      $ 239,889
  Less accumulated depreciation
    and amortization                               (51,156)       (47,772)
   Total investments in real estate                190,310        192,117

Cash and cash equivalents                            9,823          9,133
Rent and other receivables                           4,364          4,487
Other                                                   13             13
     Total assets                                $ 204,510      $ 205,750

Liabilities and Partners' Capital
Liabilities:
  Investment portfolio fee payable
     to related parties                          $   1,150      $   1,195
  Accounts payable and accrued expenses                395            496
  Accrued property taxes                               935            766
  Security deposits                                    936            934
  Unearned income                                      157            189
     Total liabilities                               3,573          3,580

Partners' capital (deficiency):
  General Partners                                     (55)           (43)
  Limited Partners                                 200,992        202,213

     Total partners' capital                       200,937        202,170

     Total liabilities and partners' capital     $ 204,510      $ 205,750



               AETNA REAL ESTATE ASSOCIATES, L.P.
                Consolidated Statements of Income
    For the Three and Six Months Ended June 30, 1997 and 1996
        (in thousands, except units and per unit amounts)
                           (unaudited)



                                      Three Months Ended      Six Months Ended
                                             June 30,             June 30,
                                         1997       1996      1997        1996

Revenue:
  Rental                            $  7,190    $  6,936    $ 14,249  $ 13,950
  Interest                                93          77         181       165
  Other income                            92         167         229       270
                                       7,375       7,180      14,659    14,385

Expenses:
  Property operating                   2,464       2,300       4,865     4,727
  Depreciation and amortization        1,712       1,724       3,409     3,499
  Investment portfolio
     fee - related parties             1,150       1,237       2,353     2,452
  General and administrative             168         148         329       287
  Bad debt                               132         100         309       371
                                       5,626       5,509      11,265    11,336

  Net income                        $  1,749    $  1,671    $  3,394  $  3,049

Net income allocated:
  To the General Partners                 17          16          34        30
  To the Limited Partners              1,732       1,655       3,360     3,019

                                    $  1,749    $  1,671    $  3,394  $  3,049

Weighted average number of limited
  partnership units outstanding   12,724,547  12,724,547  12,724,547 12,724,547

Earnings per limited partnership unit   $.14        $.13        $.27       $.24




               AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency)
         For the Six Months Ended June 30, 1997 and 1996
                   (in thousands - unaudited)


                                       General        Limited
                                      Partners       Partners           Total

Balance at January 1, 1997            $   (43)      $ 202,213      $  202,170
  Distributions                           (46)         (4,581)         (4,627)
  Net income                               34           3,360           3,394
Balance at June 30, 1997              $   (55)      $ 200,992      $  200,937

Balance at January 1, 1996            $    85       $ 205,721      $  205,806
  Distributions                          (139)         (4,581)         (4,720)
  Net income                               30           3,019           3,049
Balance at June 30, 1996              $   (24)      $ 204,159      $  204,135




               AETNA REAL ESTATE ASSOCIATES, L.P.
              Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 1997 and 1996
                   (in thousands - unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                              1997         1996

Cash flows from operating activities:
 Net income                                               $  3,394     $  3,049
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                             3,409        3,499
   Bad debt expense                                            309          371
   Accrued rental income                                       (25)          46
   Increase (decrease) in cash arising
    from changes in operating assets and liabilities:
      Rent and other receivables                              (161)        (646)
      Investment portfolio fee payable to related parties      (45)          24
      Accounts payable and accrued expenses                    (67)         (48)
      Accrued property taxes                                   169          135
      Security deposits                                          2           32
      Unearned income                                          (32)        (140)
        Net cash provided by operating activities            6,953        6,322

Cash flows from investing activities:
 Investments in real estate                                 (1,636)      (1,430)
        Net cash used in investing activities               (1,636)      (1,430)

Cash flows from financing activities:
 Cash distributions                                         (4,627)      (4,720)
        Net cash used in financing activities               (4,627)      (4,720)

Net increase in cash and cash equivalents                      690          172

Cash and cash equivalents at beginning of period             9,133        8,971

Cash and cash equivalents at end of period                $  9,823     $  9,143




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

2.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. For the six months ended June 30, 1997, Aetna/AREA and AREA GP earned fees of $1,006,314 and $1,346,344, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $980,721 and $1,471,081, respectively.

3.   CASH DISTRIBUTIONS

     On or about May 15, 1997, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended March 31, 1997. Cash distributions paid to Unitholders during the period January 1, 1997 to June 30, 1997 by the Partnership aggregated $4,580,837 which related to operations for the quarters ended December 31, 1996 and March 31, 1997. Cash distributions paid to the General Partners during the period January 1, 1997 to June 30, 1997 by the Partnership aggregated $46,271 which related to operations for the quarters ended December 31, 1996 and March 31, 1997.

4.   SUBSEQUENT EVENTS

     In July 1997, the Partnership declared cash distributions aggregating $2,313,554 pertaining to the period from April 1, 1997 to June 30, 1997. On or about August 15, 1997
     $2,290,418 ($.18 per Unit) is to be distributed to the Limited Partners and $23,136 to the General Partners.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1996, the Partnership had working capital reserves ("Reserves") of approximately $4,752,000. During the six months ended June 30, 1997, the Partnership expended approximately $1,636,000 for capital improvements. The Partnership has current Reserves of approximately $5,299,000, including approximately $2,183,000 retained from operations for the six months ended June 30, 1997. At June 30, 1997, the Partnership had approximately $991,000 of outstanding commitments for capital improvements and approximately $4,417,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties. For the six months ended December 31, 1997 the Partnership will fund if needed approximately $2,714,000 from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Results of Operations

Net income for the six months ended June 30, 1997 increased approximately $345,000 in comparison to the corresponding period in 1996, due primarily to an increase in rental revenue. An increase in revenue of approximately $274,000 from the corresponding period in 1996 resulted primarily from increases in rental revenue at 115 and 117 Flanders Road, and Three Riverside Drive due to improved occupancy at these properties. These increases were partially offset by decreases in rental revenue at the majority of the retail properties. Expenses for the six months ended June 30, 1997 decreased approximately $71,000 in comparison to the corresponding period in 1996 as a result of decreases in depreciation/amortization, due to certain assets becoming fully depreciated/amortized, and lower investment portfolio fees partially offset by increased property operating expenses, primarily at the retail properties.

The bad debt expense for the six months ended June 30, 1997, to write-off certain tenant receivables and to increase the allowance for doubtful accounts at certain properties, includes approximately $54,000 related to a tenant experiencing financial difficulties at Marina Bay Industrial Park and approximately $119,000 related to a tenant in bankruptcy at Powell Street Plaza.

The Partnership made cash distributions of $.36 per Unit to Unitholders for the six months ended June 30, 1997 and 1996.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $15.94 at June 30, 1997 from $15.55 at June 30, 1996. The increase in Net Asset Value per Unit is primarily the result of increases in the appraised values of certain of the Registrant's properties, including significant increases in Summit Village Apartments, Town Center Business Park, Three Riverside Drive and 115 & 117 Flanders Road. The increase in the appraised value of Summit Village Apartments is a result of an increase in projected market rents. Town Center Business Park, Three Riverside Drive and 115 & 117 Flanders Road increased in appraised value primarily as a result of improved occupancy and market rent assumptions. These value increases were partially offset by decreases in the appraised value of certain of the Registrant's properties, primarily Cross Pointe Centre and Oakland Pointe Shopping Center. The appraised value of Cross Pointe Centre decreased primarily due to a decrease in occupancy, market rent, and growth rate assumptions. Factors contributing to a reduction in the appraised value of Oakland Pointe Shopping Center included a decrease in anticipated occupancy, resulting from the expected departure of three major tenants, and a reduction in the market rent of some small shop space.

Net income for the three months ended June 30, 1997 increased approximately $78,000 as compared to the corresponding period in 1996. An increase in rental revenue of approximately $254,000 and a reduction in the investment portfolio fee of approximately $87,000 were partially offset by an increase in the property operating expenses of approximately $164,000 and a decrease of approximately $75,000 in other income. The most significant increases in rental revenue occurred at Oakland Pointe Shopping Center and 115 & 117 Flanders Road. The most significant increases in property operating expenses occurred at Town Center Business Park and Village Square Shopping Center. The decrease in other income is primarily attributable to a refund of real estate taxes for Powell Street Plaza received during the three months ended June 30, 1996.



               PART II - OTHER INFORMATION


Item 5.   Other Information

          None

Item 6.        Exhibits and Reports on Form 8K

          (a)  Exhibit No. 27 - Financial Data Schedule

          (b)  None