Form 10-Q
period 1997-09-30
AETNA REAL ESTATE ASSOCIATES L P
filed 1997-11-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                   FORM 10-Q



  ___
/ X /     Quarterly Report Under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

          For the quarter ended:             September 30, 1997

                                       OR
  ___
/___/     Transition Report Under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

         For the transition period from:  ____________ to ____________



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







                       AETNA REAL ESTATE ASSOCIATES, L.P.
                          Consolidated Balance Sheets
                 As of September 30, 1997 and December 31, 1996
                                 (in thousands)



                                                 September 30,     December 31,
                                                      1997             1996
                                                  (unaudited)
                                             _________________________________
Assets

Investments in real estate:
  Properties                                         $242,391         $239,889
  Less accumulated depreciation
       and amortization                               (52,866)         (47,772)
             Total investments in real estate         189,525          192,117

Cash and cash equivalents                              10,309            9,133
Rent and other receivables                              4,180            4,487
Other                                                      13               13
                                              --------------------------------
     Total assets                                    $204,027         $205,750

Liabilities and Partners' Capital

Liabilities:
  Investment portfolio fee payable
    to related parties                               $  1,182         $  1,195
  Accounts payable and accrued expenses                   382              496
  Accrued property taxes                                1,135              766
  Security deposits                                       964              934
  Unearned income                                         175              189
     Total liabilities                                  3,838            3,580
                                              ________________________________
Partners' capital (deficiency):
  General Partners                                        (62)             (43)
  Limited Partners                                    200,251          202,213

     Total partners' capital                          200,189          202,170
                                              --------------------------------
     Total liabilities and partners' capital         $204,027         $205,750








                       AETNA REAL ESTATE ASSOCIATES, L.P.
                       Consolidated Statements of Income
        For the Three and Nine Months Ended September 30, 1997 and 1996
               (in thousands, except units and per unit amounts)
                                  (unaudited)



                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                     1997          1996       1997         1996

Revenue:
  Rental                         $  7,045      $  7,005   $ 21,294     $ 20,955
  Interest                             99            60        280          225
  Other income                        161           105        390          375
                                    7,305         7,170     21,964       21,555

Expenses:
  Property operating                2,590         2,426      7,455        7,153
  Depreciation and amortization     1,710         1,705      5,119        5,204
  Investment portfolio
     fee - related parties          1,182         1,240      3,535        3,692
  General and administrative          159           168        488          455
  Bad debt                             98           175        407          546
                                 --------      --------   --------     --------
                                    5,739         5,714     17,004       17,050
                                 --------      --------   --------     --------
  Net income                     $  1,566      $  1,456   $  4,960     $  4,505

Net income allocated:
  To the General Partners        $     16      $     15   $     50     $     45
  To the Limited Partners           1,550         1,441      4,910        4,460
                                 --------      --------   --------     --------
                                 $  1,566      $  1,456   $  4,960     $  4,505


Weighted average number of
limited partnership units
outstanding                    12,724,547    12,724,547 12,724,547   12,724,547

Earnings per limited
partnership unit               $      .12    $      .11 $      .39   $      .35









                       AETNA REAL ESTATE ASSOCIATES, L.P.
           Consolidated Statements of Partners' Capital (Deficiency)
             For the Nine Months Ended September 30, 1997 and 1996
                           (in thousands - unaudited)




                                       General           Limited
                                      Partners          Partners          Total
                                     ---------         ---------      ---------
Balance at January 1, 1997           $     (43)        $ 202,213      $ 202,170

  Distributions                            (69)           (6,872)        (6,941)

  Net income                                50             4,910          4,960
                                     ---------         ---------      ---------
Balance at September 30, 1997        $     (62)        $ 200,251      $ 200,189
                                     ---------         ---------      ---------


Balance at January 1, 1996           $      85         $ 205,721      $ 205,806

  Distributions                           (162)           (6,871)        (7,033)

  Net income                                45             4,460          4,505
                                     ---------         ---------      ---------
Balance at September 30, 1996        $     (32)        $ 203,310      $ 203,278
                                     ---------         ---------      ---------








                       AETNA REAL ESTATE ASSOCIATES, L.P.
                     Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1997 and 1996
                           (in thousands - unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                            1997         1996
                                                          ---------------------
Cash flows from operating activities:
 Net income                                               $  4,960     $  4,505
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                             5,119        5,204
   Bad debt expense                                            407          546
   Accrued rental income                                       (29)          79
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Rent and other receivables                               (71)        (667)
      Investment portfolio fee payable to related parties      (13)          28
      Accounts payable and accrued expenses                    (80)         (83)
      Accrued property taxes                                   369          286
      Security deposits                                         30           96
      Unearned income                                          (14)        (151)
        Net cash provided by operating activities           10,678        9,843

Cash flows from investing activities:
 Investments in real estate                                 (2,561)      (2,093)
        Net cash used in investing activities               (2,561)      (2,093)

Cash flows from financing activities:
 Cash distributions                                         (6,941)      (7,033)
        Net cash used in financing activities               (6,941)      (7,033)

Net increase in cash and cash equivalents                    1,176          717

Cash and cash equivalents at beginning of period             9,133        8,971

Cash and cash equivalents at end of period                 $10,309     $  9,688









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

2.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. For the nine months ended September 30, 1997, Aetna/AREA and AREA GP earned fees of $1,527,496 and $2,007,515, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $1,476,740 and $2,215,109, respectively.

3.   CASH DISTRIBUTIONS

     Cash distributions paid to Unitholders during the period
     January 1, 1997 to September 30, 1997 by the Partnership aggregated $6,871,255 which related to operations for the quarters ended December 31, 1996, March 31, 1997 and June 30, 1997. Cash distributions paid to the General Partners during the period January 1, 1997 to September 30, 1997 by the Partnership aggregated $69,407 which related to operations for the quarters ended
     December 31, 1996, March 31, 1997 and June 30, 1997.

4.   SUBSEQUENT EVENTS

     In October 1997, the Partnership declared cash distributions aggregating $2,313,554 pertaining to the period from July 1,1997 to September 30, 1997. On or about November 15, 1997, $2,290,418 ($.18 per Unit) is to be distributed to the Limited Partners and $23,136 to the General Partners.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1996, the Partnership had working capital reserves ("Reserves") of approximately $4,752,000. During the nine months ended September 30, 1997, the Partnership expended approximately $2,561,000 for capital improvements. The Partnership has current Reserves of approximately $5,332,000, including approximately $3,141,000 retained from operations for the nine months ended September 30, 1997. At September 30, 1997, the Partnership had approximately $758,000 of outstanding commitments for capital improvements and approximately $6,240,000 of projected capital improvements (collectively, the "Capital Costs") related to existing Investments in Properties. For the three months ended December 31, 1997 the Partnership will fund if needed approximately $1,517,000 from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Results of Operations

Net income for the nine months ended September 30, 1997 increased approximately $455,000 in comparison to the corresponding period in 1996, due primarily to an increase in rental revenue. An increase in revenue of approximately $339,000 from the corresponding period in 1996 resulted primarily from increases in rental revenue at 115 & 117 Flanders Road, and Three Riverside Drive due to improved occupancy at these properties. These increases were partially offset by decreases in rental revenue at the retail properties. Expenses for the nine months ended September 30, 1997 decreased approximately $46,000 in comparison to the corresponding period in 1996 as a result of lower investment portfolio fees and reduced bad debt expenses, partially offset by increased property operating expenses. The majority of the increase in operating expenses occurred at Town Center Business Park, due to increased repairs and maintenance and real estate tax expense, and at Lincoln Square Apartments, due to increased real estate tax expense.

The bad debt expense for the nine months ended September 30, 1997, represents the write-off of certain tenant receivables and increases to the allowance for doubtful accounts at certain properties, including approximately $180,000 related to a tenant in bankruptcy at Powell Street Plaza.

The Partnership made cash distributions of $.54 per Unit to Unitholders for the nine months ended September 30, 1997 and 1996.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $16.38 at September 30, 1997 from $15.60 at September 30, 1996. The increase in Net Asset Value per Unit is primarily the result of increases in the appraised values of certain of the Partnership's properties, including significant increases in Summit Village, Powell Street Plaza, Town Center Business Park, Three Riverside Drive, and 115 & 117 Flanders Road. The increase in the appraised value of Summit Village is a result of an increase in projected market rents. Powell Street Plaza, Town Center Business Park, Three Riverside Drive, and 115 & 117 Flanders Road increased in appraised value primarily as a result of improved occupancy and market rent assumptions. These value increases were partially offset by decreases in the appraised value of certain of the Partnership's properties, primarily at Oakland Pointe Shopping Center due to a decrease in anticipated occupancy from the expected departure of three major tenants, and a reduction in the market rent of some space.

Net income for the three months ended September 30, 1997 increased approximately $110,000 as compared to the corresponding period in 1996. A portion of this increase was attributable to an increase in other income of approximately $56,000, primarily due to a refund of prior year real estate taxes received at Powell Street Plaza. Rental revenue increased approximately $40,000, primarily due to increased occupancy at 115 & 117 Flanders Road, Town Center Business Park and Lincoln Square Apartments. These increases in rental revenue were partially offset by lower rental revenue at Oakland Pointe Shopping Center, due to a decrease in occupancy, and Powell Street Plaza as a result of lower overage rents and reduced expense reimbursements partially due to the refund of prior year real estate taxes. An increase in property operating expenses of approximately $164,000 was partially offset by reductions in bad debt expense of approximately $77,000 and the investment portfolio fee of approximately $58,000. The most significant increases in property operating expenses occurred at Town Center Business Park due primarily to increased repairs and maintenance.




               PART II - OTHER INFORMATION


Item 5.   Other Information

          None

Item 6.        Exhibits and Reports on Form 8K

          (a)  Exhibit No. 27 - Financial Data Schedule

          (b)  None