Form 10-K
period 1997-12-31
AETNA REAL ESTATE ASSOCIATES L P
filed 1998-03-31
CIK 785860

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

                  For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $212,635,554 (1)


                                 _____________

(1) This statement relates to Units which represent limited partnership interests in the Registrant. The amount above is calculated based on the Net Asset Value of Units of $16.71 at December 31, 1997.






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

As of December 31, 1997, the Registrant held 13 Investments in Properties at a total cost of approximately $243.1 million. (See Item 2 in this report for a further description of the Investments in Properties.) Such Investments in Properties have been funded from the proceeds of the sale of Units and from cash retained by the Registrant from operations and from sales of Investments in Properties.

The Registrant's principal objectives are to invest in Properties with the goals of obtaining:

    (1) cash distributions from rental and interest income;

    (2) capital appreciation; and

    (3) preservation and protection of capital.

In light of the relatively strong national real estate and capital markets, the general partners are actively reviewing the potential sale of Properties. Any change in the length of a property's ownership period from that currently anticipated, could affect the real estate and leasing strategy to be followed at such property, which could alter the level of capital expenditures to be invested in the properties. These changes could affect the level of cash flow received by the Partnership, which might affect the level of quarterly cash distributions to limited partners.

In 1997, the Registrant made distributions of cash generated from operations of $.18 per Unit per quarter. (See Item 5 below for additional information regarding recent quarterly distributions.) The General Partners currently anticipate that quarterly cash distributions will continue throughout 1998. The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Net Asset Value per Unit increased to $16.71 at December 31, 1997 from $15.59 at December 31, 1996. The increase in Net Asset Value per Unit is attributable to the increases in the appraised values of certain of the Registrant's properties, primarily Summit Village, Town Center Business Park, and 115 and 117 Flanders Road. The increase in appraised value of Summit Village and 115 and 117 Flanders Road is a result of an increase in projected market rents. The increase in appraised value of Town Center Business Park is primarily due to improved occupancy and market rent assumptions. These value increases were partially offset by a decrease in the appraised value of Oakland Pointe Shopping Center due to a decrease in its forecasted occupancy from the expected departure of three major tenants, and a reduction in the market rent of some space.

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

Employees

The Registrant has no employees. The officers, directors and employees of the General Partners and their affiliates and agents perform services for the benefit of the Registrant. These services are provided in consideration of the fees paid to the General Partners as described under Item 13 below and the expense of providing these services is not separately charged to the Registrant. Aetna/AREA has retained Allegis Realty Investors LLC to provide investment management services to the Registrant. First Data Investor Services Group, Inc. has been retained by AREA GP to provide accounting and investor communication services to the Registrant.

Item 2.  Properties

As of December 31, 1997, the Registrant held 13 Investments in Properties.

                                  (in thousands)
                                     Historical
Property                                Cost (1)
-----------------------------------------------

Cross Pointe Centre                    $ 22,783
Lincoln Square Apartments                13,622
Gateway Square                            7,684
Summit Village                           37,444
Village Square                            5,547
Marina Bay Industrial Park               11,043
Town Center Business Park                44,415
Oakland Pointe Shopping Center           22,994
115 & 117 Flanders Road                  12,774
Three Riverside Drive                    10,607
Windmont Apartments                       8,088
Powell Street Plaza                      31,948
Westgate Distribution Center             14,113
                                       --------
    Total                              $243,062
                                       --------

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

Each appraisal is based on numerous assumptions, limiting conditions and valuation techniques utilized by the independent appraisers retained by the Registrant. Two of the many assumptions utilized by the appraisers are the terminal capitalization rate and the discount rate. The terminal capitalization rate is used to estimate the reversionary proceeds to be received from the assumed sale of an investment at the end of a typical holding period. The discount rate is used to determine the net present value of the estimated annual cash flows of an investment, including the residual proceeds, over the holding period. Terminal capitalization rates utilized in the appraisals of the Investments in Properties at December 31, 1997 ranged from 8.75% to 12.00%. Discount rates utilized in the appraisals of the Investments in Properties at December 31, 1997 ranged from 11.00% to 15.00%.

Current Properties
------------------
A brief description of all Investments in Properties is set forth below. Neither the Registrant, if it owns a Property directly, nor any joint venture or partnership in which the Registrant has invested, have incurred any debt to acquire or maintain any of the Properties.

Cross Pointe Centre
-------------------
The Registrant owns Cross Pointe Centre, a community shopping center with approximately 211,345 square feet of net rentable space, located on a 25.8-acre site in Centerville, Ohio. As of December 31, 1997, the shopping center was 79% leased and 75% occupied.

Lincoln Square Apartments
-------------------------
The Registrant owns Lincoln Square Apartments, a 240-unit apartment project on a 12.7-acre site located in Arlington Heights, Illinois. As of December 31, 1997, the project was 94% leased and 92% occupied.

Gateway Square
--------------
The Registrant owns Gateway Square, a specialty retail center located in Hinsdale, Illinois. The center contains approximately 40,366 square feet of rentable space on a 3.7-acre site. As of December 31, 1997, the retail center was 92% leased and 89% occupied.

Summit Village
--------------
The Registrant owns Summit Village, a 366-unit apartment complex built in two phases on a 6.2-acre site in the Rosslyn area of Arlington County, Virginia. Historical leasing and occupancy information with respect to Summit Village for the five most recent years is as follows:

                         Leased               Occupied
                         ------               --------
        12/31/93           96%                   94%
        12/31/94           99%                   98%
        12/31/95           99%                   99%
        12/31/96           98%                   98%
        12/31/97           99%                   99%

The current leases generally have terms of seven or twelve months at monthly rental rates ranging from $1,055 to $1,435 per unit.

The Arlington County market includes approximately 13 Class A apartment communities with almost 5,000 units. Two new competitive high-rise apartment buildings, Stuart Park Apartments with 438 units and Courthouse Hill Apartments with 566 units, are currently under construction and could have some negative impact on Summit Village rents and occupancy.

Marina Bay Industrial Park
--------------------------
The Registrant owns a controlling general partnership interest in a limited partnership that owns the Marina Bay Industrial Park, a 165,780 square foot industrial park located in Richmond, California on an 8.6-acre site. The Marina Bay Industrial Park is a four-building complex that includes a rehabilitated industrial distribution building (approximately 103,680 square feet) and three newer research/development/light industrial buildings (approximately 62,100 square feet). As of December 31, 1997, the complex was 98% leased and 93% occupied.

Village Square
--------------
The Registrant owns Village Square in Hazelwood, Missouri, a community shopping center that is undergoing conversion to a mixed use of office and retail. It contains approximately 207,304 square feet of net rentable area on approximately 20 acres of land. As of December 31, 1997, the property was 42% leased and 31% occupied. A strategy for converting Village Square to non-traditional retail and back office space is being implemented to capitalize on market demand and to generate better lease-up. A lease, for back office space, was signed in January 1998 which brings the leasing percentage to 48%.

Town Center Business Park
-------------------------
The Registrant owns a controlling interest in a general partnership which owns and operates Town Center Business Park, totaling approximately 456,700 square feet of net rentable area on approximately 28 acres in Santa Fe Springs, California. Town Center Business Park was developed in two phases. Phase I consists of a three-story office building and six industrial buildings totaling approximately 322,700 rentable square feet. Phase II consists of a two-story office/service building and two industrial buildings containing approximately 134,000 square feet.

During 1998, seventeen leases covering 17% of the space in Town Center Business Park are scheduled to expire. Two tenants totaling 7,532 square feet have already renewed. Two tenants totaling 22,831 square feet are vacating at the end of their lease term, however, 21,615 square feet of this space has already been re-leased. Renewal negotiations are currently underway with four tenants totaling 13,437 square feet. The remaining nine tenants, comprising 7% of the space, expire in the third and fourth quarters, and these tenants will be contacted in the first and second quarters to commence renewal discussions. Also, the Registrant completed an office and an industrial lease for two new tenants in early 1998 for 1.6% of space in Town Center Business Park.

Town Center Business Park has no single tenant which occupies 10% or more of the rentable square footage. During 1999 and 2000, fifteen and sixteen leases, respectively, are scheduled to expire covering 25% and 17%, respectively, of the space in Town Center Business Park.

Historical leasing and occupancy information with respect to Town Center Business Park for the five most recent years is as follows:

                         Leased                    Occupied
                         ------                    --------
          12/31/93         67%                        62%
          12/31/94         76%                        74%
          12/31/95         84%                        72%
          12/31/96         85%                        83%
          12/31/97         93%                        92%

Average annualized rental rates for December 1997 were $11.12 per square foot as compared to $10.49 and $10.87 per square foot for December 1996 and 1995, respectively.

Oakland Pointe Shopping Center
------------------------------
The Registrant owns a portion of the Oakland Pointe Shopping Center, a shopping center containing approximately 434,150 square feet located on 49.8 acres in Pontiac, Michigan. The portion owned by the Registrant (the "Oakland Project") contains approximately 213,350 square feet of rentable area on approximately
32.1 acres. As of December 31, 1997, the Oakland Project was approximately 90% leased and 88% occupied.

115 and 117 Flanders Road
-------------------------
The Registrant owns 115 and 117 Flanders Road, two buildings containing approximately 115,175 square feet of net rentable area and located on approximately 26.6 acres in Westborough, Massachusetts. Each building has a two-story office/research and development section and a one-story office/warehouse section. As of December 31, 1997, the buildings were 100% leased and occupied.

Three Riverside Drive
---------------------
The Registrant owns Three Riverside Drive, an office/research and development building containing approximately 91,350 square feet of rentable area located on approximately 8.8 acres in Andover, Massachusetts. As of December 31, 1997, the building was 77% leased and occupied.

Windmont Apartments
-------------------
The Registrant owns Windmont Apartments, a 178-unit apartment complex which is located on 6.8 acres in DeKalb County, Georgia. As of December 31, 1997, the complex was approximately 92% leased and 90% occupied.

Powell Street Plaza
-------------------
The Registrant owns Powell Street Plaza, a shopping center with approximately 169,551 square feet of rentable space, located on approximately 12.9 acres in Emeryville, California.

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

During 1998 and 1999 there are four leases each year that are scheduled to expire covering 8% and 11% of the space, respectively. Two leases expire in 2000 covering 2% of the space in Powell Street Plaza. Powell Street Plaza has two tenants with leases covering 10% or more of the rentable square footage of the property. The first lease, for 27,275 square feet, expires in 2009 and provided annual base rent of $358,666 (13% of total rent) in 1997. The lease contains two consecutive five-year options to renew. The second lease, for 25,025 square feet, expires in 2003 and provided annual base rent of $290,791 (11% of total rent) in 1997. The lease contains four consecutive five-year options to renew.

Historical leasing and occupancy information with respect to Powell Street Plaza for the five most recent years is as follows:

                         Leased       Occupied
                         ------       --------
        12/31/93          100%           86%
        12/31/94          100%          100%
        12/31/95          100%          100%
        12/31/96           91%           91%
        12/31/97           98%           95%

Average annualized base rental rates for December 1997 were $17.26 per square foot as compared to $16.54 and $15.67 per square foot for December 1996 and 1995, respectively.

During 1996, a 450,000 square foot power center opened about one mile from Powell Street. Tenants at the new center include Home Depot, Sportmart and Toys-R-Us. The only direct competition is with Powell Street Plaza's Copeland Sports.

On December 21, 1995, approximately 12,100 square feet of land at Powell Street Plaza was condemned, for purposes of road construction, by the State of California Department of Transportation. Net proceeds to the Registrant were approximately $271,000, after paydown of a portion of the City's special assessment. Loss on the sale included in the consolidated financial statements was approximately $23,000 for the year ended December 31, 1995.

Westgate Distribution Center
----------------------------
The Registrant owns Westgate Distribution Center, which consists of three warehouse/distribution buildings totaling approximately 324,200 rentable square feet on 15.6 acres in Corona, California. As of December 31, 1997, the buildings were 86% leased and occupied.


Item 3.  Legal Proceedings.

Neither the Registrant nor any of the Registrant's Investments in Properties are subject to any material pending legal proceedings, except for the following lawsuits.

In November 1996, the Registrant and the General Partners were named as defendants in two purported class action lawsuits filed in the Chancery Court of Delaware in New Castle County, entitled Bobbitt v. Aetna Real Estate Associates, L.P., et al. and Estes v. Aetna Real Estate Associates, L.P., et al. The complaints in those actions allege, among other things, that management fees that have been and are paid to the General Partners are excessive and that a standstill agreement with a tender offeror which has had the effect of limiting the number of Units that would be the subject of any tender offer is unlawful. The defendants have moved to dismiss one of the complaints and have not yet been served with the other. The General Partners believe that the allegations in these complaints are without merit and intend to defend the lawsuits vigorously. The tender offer referenced in the lawsuit expired in December 1997 with less than 5% of the Units being tendered. Although the parties have exchanged correspondence there have been no material proceedings in the litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended December 31, 1997, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.





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

As of March 1, 1998, the number of Unitholders was approximately 18,400.

The Revised Limited Partnership Agreement dated December 1, 1988 by and among Aetna/AREA Corporation, AREA GP Corporation and AREA Depositary Corporation (the "Partnership Agreement") provides for distributions of net cash from operations, if any, to be paid quarterly to Unitholders. Net cash from operations, as defined in the Partnership Agreement, is equal to net income, before depreciation, less any amounts set aside to increase or create reserves. In the last three years, quarterly cash distributions of $.18 per Unit have been paid to Unitholders.

Item 6.  Selected Financial Data.

The following selected financial data of the Registrant have been selected by the General Partners and derived from the consolidated financial statements for the indicated periods, which have been audited by Coopers & Lybrand L.L.P., independent certified public accountants, whose report for the years 1997, 1996 and 1995 is included elsewhere herein. The information set forth below should be read in conjunction with the Registrant's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(Dollars in thousands, except per Unit data)
Years Ended December 31,

                                   1997      1996      1995      1994      1993
                               ------------------------------------------------
Revenue                        $ 29,597  $ 29,030  $ 28,438  $ 26,454  $ 26,389
Operating Income before
  Impairment of Investment
  in Real Estate                  6,793     5,711     5,002     4,144     4,492
Impairment of Investment
  in Real Estate                      -         -     4,408         -         -
Operating Income                  6,793     5,711       594     4,144     4,492
Gain (Loss) on Sale of
  Property                            -         -       (23)      355     2,358
Cash and Cash
  Equivalents                    10,883     9,133     8,971     9,373    13,234
Total Assets (Historical
  Cost Basis)                   203,416   205,750   209,334   217,854   225,248
Total Assets (Current
  Value Basis)                  218,719   204,222   199,709   195,916   190,237
Rental Income                    28,604    28,242    27,455    25,831    25,782
Interest Income                     404       336       367       301       339
Earnings per Weighted
  Average Unit                      .53       .44       .04       .35       .54
Cash Distributions per
  Unit                              .72       .72       .72       .91      1.92
Net Asset Value per
  Unit                            16.71     15.59     15.24     14.96     14.50


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Registrant has current Reserves of $6.2 million, including approximately $4.8 million retained from cash generated from operations in 1997. During the year ended December 31, 1997, the Partnership expended approximately $3.4 million for capital improvements. At December 31, 1997, the Registrant had approximately $.7 million of outstanding commitments for capital improvements and approximately $5.2 million of projected capital improvements (collectively "Capital Costs") related to existing Investments in Properties. The projected capital improvements consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant expects to fund Capital Costs throughout 1998 from existing Reserves and the retention of a portion of cash generated from operations. The General Partners will continue to review the Reserves quarterly to determine whether cash distributions should be adjusted.

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

Year 2000 Issues
Management is evaluating the potential impact of the situation commonly referred to as the "Year 2000" problem. The Year 2000 problem, which is common to most businesses, concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Partnership owns real estate assets, and in connection with the operation of such assets, utilizes certain software products and equipment such as accounting, heating ventilation and air conditioning and security systems, which may or may not be Year 2000 compliant. Management has formed teams to identify Year 2000 issues, assess Year 2000 readiness and formulate remediation plans where appropriate. It is expected that the cost of vendor (particularly property management and related services) compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partners do not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

Results of Operations

1997 versus 1996
Operating income for the year ended December 31, 1997 increased approximately $1,082,000 from 1996. Revenue increased approximately $567,000 from 1996, resulting primarily from an increase in rental revenue at the majority of the residential and office/industrial properties, partially offset by decreases in rental revenue at the majority of the retail properties. The most significant increases in rental revenue occurred at 115 and 117 Flanders Road and Town Center Business Park, as a result of increased occupancy, and at Summit Village, as a result of an increase in rental rates. The most significant decrease in rental revenue occurred at Village Square, the result of a reduction of leased space. The increase in other income of approximately $137,000 for the year ended December 31,1997 is attributable to the receipt of lease termination fees at 115 and 117 Flanders Road and the receipt of settlement proceeds at Westgate Distribution Center related to faulty roof construction.

Property operating expenses for the year ended December 31, 1997 increased approximately $375,000 in comparison to 1996. The most significant increases in operating expenses occurred at Village Square, relating primarily to increased parking lot maintenance, and at Town Center Business Park primarily as a result of increased HVAC electric and repair and maintenance expenses. The decrease in depreciation and amortization expense of approximately $448,000 is primarily a result of the write-off of the unamortized cost of the tenant improvements and leasing commissions associated with a tenant that vacated Powell Street Plaza during 1996. The investment portfolio fee decreased approximately $184,000 due to a decrease in the fee percentage for properties held more than ten years, partially offset by an increase in net assets at current value as discussed below. Bad debt expense declined approximately $167,000 in comparison to 1996. Bad debt expense of approximately $448,000 for the year ended December 31, 1997 includes approximately $180,000 related to a tenant in bankruptcy at Powell Street Plaza and approximately $72,000 related to a tenant that had vacated at Town Center Business Park.

Net Asset Value per Unit increased to $16.71 at December 31, 1997 from $15.59 at December 31, 1996. The increase in Net Asset Value per Unit is attributable to the increases in the appraised values of certain of the Registrant's properties, primarily, Summit Village, Town Center Business Park, and 115 and 117 Flanders Road. The increase in appraised value of Summit Village is a result of an increase in projected market rents. The increase in appraised value of Town Center Business Park and 115 and 117 Flanders Road is primarily due to improved occupancy and market rent assumptions. These value increases were partially offset by a decrease in the appraised value of Oakland Pointe Shopping Center due to a decrease in anticipated occupancy from the expected departure of three major tenants, and a reduction in the market rent of some space.

1996 versus 1995
Operating income for the year ended December 31, 1996 increased approximately $5,117,000 from 1995 resulting primarily from an impairment loss of approximately $4,408,000 reflected in the 1995 Consolidated Statement of Income. Revenue increased approximately $592,000 from 1995, resulting from an increase in rental revenue at the majority of the residential and office/industrial properties. The most significant increases in rental revenue occurred at Town Center Business Park, as a result of increased occupancy, and at Summit Village, as a result of an increase in rental rates. 1996 versus 1995 (continued) These increases were partially offset by certain decreases in rental revenue, as a result of decreases in occupancy, at 117 Flanders Road, Village Square Shopping Center and Oakland Pointe Shopping Center. The decrease in other income of approximately $164,000 for the year ended December 1996 is attributable to the receipt of lease termination fees at Three Riverside Drive and 117 Flanders Road during the year ended December 31, 1995.

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

The Registrant made cash distributions, which were entirely from cash generated from operations, of $.72 per Unit to Unitholders for each of the years ended December 31, 1997 and 1996.

Item 8.  Financial Statements and Supplementary Data.

See List of Financial Statements and Financial Statement Schedule on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.






                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Registrant has no officers or directors. Aetna/AREA Corporation and AREA GP Corporation, the General Partners of the Registrant, jointly manage and control the affairs of the Registrant and have general responsibility and authority in all matters affecting its business.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of March 1, 1998, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. The Registrant has no directors or officers, and as of March 15, 1998, neither of the General Partners of the Registrant owns any Units, though together they own a 1% general partnership interest in the Registrant. As of March 1, 1998, no directors or officers of AREA GP beneficially owned any Units. As of March 1, 1998, no directors of Aetna/AREA owned any Units, and as of such date, officers of Aetna/AREA as a group beneficially owned approximately 232 Units, which constituted less than 1% of the outstanding Units.

Aetna Life Insurance Company entered into an Option Purchase Agreement dated June 7, 1996, with the managing member of Allegis Realty Investors LLC by which such managing member is granted the right to purchase the stock of Aetna/AREA for nominal consideration during the twelve-year period following the date of the option. During the period of the option, such managing member is also granted the right to designate the directors of Aetna/AREA regardless of whether the option is exercised. This option has not been exercised to date.

Item 13.  Certain Relationships and Related Transactions.

The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Registrant. The arrangements for payment of compensation and fees were not determined in arms-length negotiations with the Registrant. The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Registrant's investments. The fee is payable quarterly from available cash flow and may not exceed 2.5% per annum of net asset value. For the year ended December 31, 1997, Aetna/AREA and AREA GP were entitled to fees of $2,059,243 and $2,643,952, respectively, totaling $4,703,195.

During the year ended December 31, 1997, $399,840 was paid to Aetna Life Insurance Company, an affiliate of Aetna/AREA, primarily as reimbursement for insurance expense paid on behalf of the Registrant by Aetna Life Insurance Company to persons not affiliated with the Registrant.

Cash distributions paid to the General Partners during the year ended December 31, 1997 aggregated $92,542, which related to operations for the quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997.




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

            10.5 Amendment to Revised Escrow Agreement, dated March 4, 1991 (incorporated by reference to Form 10-K for the year ended December 31, 1990).

            10.6 Amendment to Custody Agreement, dated March 4, 1991 (incorporated by reference to Form 10-K for the year ended December 31, 1990).

            10.7 Amendment to Processing Agreement, dated March 4, 1991 (incorporated by reference to Form 10- K for the year ended December 31, 1990).

              21 Subsidiaries of the Registrant (incorporated by reference to Post-Effective Amendment No. 11 to the Registrant's Registration Statement on Form S-11, File No. 33-2264).

    (b) There were no reports on Form 8-K filed in the fourth quarter of fiscal year 1997.

    (c) See Exhibit Index contained herein.

    (d) See List of Financial Statements and Financial Statement Schedule included on page F-1.






                              INDEX TO EXHIBITS

Exhibit                                                                    Page
-------                                                                    ----
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

10.5 Amendment to Revised Escrow Agreement, dated March 4, 1991 (incorporated by reference to Form 10-K for the year ended
          December 31, 1990)                                                 *

10.6      Amendment to Custody Agreement, dated March 4, 1991
          (incorporated by reference to Form 10-K for the year ended
          December 31, 1990)                                                 *

10.7      Amendment to Processing Agreement, dated March 4, 1991
          (incorporated by reference to Form 10-K for the year ended
          December 31, 1990)                                                 *

21 Subsidiaries of the Registrant (incorporated by reference to Post-Effective Amendment No. 11 to the Registrant's Registration
          Statement on Form S-11, File No. 33-2264)                          *


* Incorporated by reference





                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25 day of March 1998.


                                 Aetna Real Estate Associates, L.P.

                                 By:  Aetna/AREA Corporation,
                                     General Partner

                                 By:  /s/  Daniel R. Leary
                                      Daniel R. Leary
                                      President



                                 By:  AREA GP Corporation,
                                      General Partner

                                 By:  /s/  Mark J. Marcucci
                                      Mark J. Marcucci
                                      President






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.


    Signature                                   Title

/s/  Daniel R. Leary              President (Principal Executive Officer)
Daniel R. Leary                   and Director of Aetna/AREA Corporation

/s/  Carol M. Kuta                Treasurer (Principal Financial Officer)
Carol M. Kuta                     and Comptroller of Aetna/AREA Corporation

/s/  James W. O'Keefe             Chairman and Vice President of
James W. O'Keefe                  Aetna/AREA Corporation

/s/  Dean A. Lindquist            Assistant Treasurer and Assistant Comptroller
Dean A. Lindquist                 of Aetna/AREA Corporation

/s/  Mark J. Marcucci             Director and President of
Mark J. Marcucci                  AREA GP Corporation













                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)

List of Financial Statements and Financial Statement Schedule
                                                                       Page
                                                                       ----
Report of Independent Accountants                                       F-2

Report of Hanford /Healy Appraisal Company                              F-3

Consolidated Balance Sheets (Historical Cost and Current Value)
    December 31, 1997 and 1996                                          F-4

Consolidated Statements of Income (Historical Cost)
    for the years ended December 31, 1997, 1996 and 1995                F-5

Consolidated Statements of Partners' Capital (Deficiency)
    (Historical Cost) for the years ended December 31, 1997,
    1996 and 1995                                                       F-6

Consolidated Statements of Partners' Capital (Deficiency) (Current
    Value) for the years ended December 31, 1997, 1996 and 1995         F-7

Consolidated Statements of Cash Flows (Historical Cost)
    for the years ended December 31, 1997, 1996 and 1995                F-8

Consolidated Current Value Basis Statements of Changes in
    Excess (Deficiency) of Current Value over Historical Cost
    for the years ended December 31, 1997, 1996 and 1995                F-9

Notes to Consolidated Financial Statements                         F-10 - F-18

Report of Independent Accountants-
    Supplementary Information                                          F-19

The following financial statement schedule of Aetna
    Real Estate Associates, L.P. required by Item 14 (d) is included in this Item 8:

Schedule III -- Real Estate and Accumulated Depreciation           F-20 - F-28

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







                       Report of Independent Accountants





To the Partners of
Aetna Real Estate Associates, L.P.:

We have audited the consolidated historical cost balance sheets of Aetna Real Estate Associates, L.P. ("the Partnership") as of December 31, 1997 and 1996, and the related consolidated historical cost statements of income, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the supplemental consolidated current value basis balance sheets of Aetna Real Estate Associates, L.P. as of December 31, 1997 and 1996, and the supplemental consolidated current value basis statements of partners' capital and changes in the excess of current value over historical cost for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the historical cost financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aetna Real Estate Associates, L.P. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As described in Note 3, during 1996, the Partnership adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of."

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

COOPERS & LYBRAND L.L.P.

Hartford, Connecticut

February 18, 1998







                        Hanford/Healy Appraisal Company


February 11, 1998



Coopers & Lybrand
and The Unitholders of Aetna
Real Estate Associates, L.P.:

Re: Cross Pointe Center, Centerville, OH
    Windmont Apartments, DeKalb Co., GA
    Powell Street Plaza, Emeryville, CA
    Lincoln Marina Bay, Richmond, CA
    Village Square Shopping Center, Hazelwood, MO
    Andover Research Park, Andover, MA
    Metrowest Business Park I, Westborough, MA
    Metrowest Business Park II, Westborough, MA
    Gateway Square, Hinsdale, IL
    Oakland Pointe Shopping Center, Pontiac, MI
    Summit Village, Rosslyn, VA
    Westgate Distribution Center, Corona, CA
    Town Center Business Park, Santa Fee Springs, CA
    Lincoln Square, Arlington Heights, IL

We have estimated the market value of certain real property (the "Properties") owned by Aetna Real Estate Associates, L.P. (the "Partnership") as of December 31, 1997. The properties consist of the 14 Properties identified above.

Full annual valuation reports and three quarterly update reports were performed for each of the properties during 1997. In accordance with an on-going schedule, the dates of the full annual valuation varied from property to property during the course of the year. The quarterly valuations, which were more limited in scope, were based on and subject to the most recent full valuation. Each property was inspected at least once during the course of the assignment. The reports were prepared in accordance with the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute.

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

In our opinion, the aggregate market value of the Properties, as of December 31, 1996 was:

             TWO HUNDRED SIX MILLION NINE HUNDRED THOUSAND DOLLARS
                                  $206,900,000

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

HANFORD/HEALY APPRAISAL COMPANY








                       AETNA REAL ESTATE ASSOCIATES, L.P.
                          Consolidated Balance Sheets
                      (Historical Cost and Current Value)
                        As of December 31, 1997 and 1996
                                 (in thousands)

                                           1997                    1996
                                   --------------------    --------------------
                                   Current                 Current
                                    Value    Historical     Value    Historical
                                   (Note 2)     Cost       (Note 2)     Cost
                                   --------------------    --------------------
Assets

Investments in real estate:
  Properties                       $206,777    $243,062    $193,565    $239,889
  Less accumulated depreciation
       and amortization                   -     (54,496)          -     (47,772)
                                   --------------------    --------------------
   Total investments in
     real estate                    206,777     188,566     193,565     192,117

Cash and cash equivalents            10,883      10,883       9,133       9,133
Rent and other receivables            1,046       3,954       1,511       4,487
Other                                    13          13          13          13
                                   --------------------    --------------------
   Total assets                    $218,719    $203,416    $204,222    $205,750
                                   --------------------    --------------------
Liabilities and Partners' Capital

Liabilities:
  Investment portfolio fee
   payable to related parties      $  1,168    $  1,168    $  1,195    $  1,195
  Accounts payable and accrued
   expenses                             463         463         496         496
  Accrued property taxes                782         782         766         766
  Security deposits                     979         979         934         934
  Unearned income                       315         315         189         189
                                   --------------------    --------------------
   Total liabilities                  3,707       3,707       3,580       3,580
                                   --------------------    --------------------
Commitments (Note 14)

Partners' capital (deficiency):
  General Partners                       86         (67)        (58)        (43)
  Limited Partners                  214,926     199,776     200,700     202,213
                                   --------------------    --------------------
   Total partners' capital          215,012     199,709     200,642     202,170
                                   --------------------    --------------------
   Total liabilities and
    partners' capital              $218,719    $203,416    $204,222    $205,750
                                   --------------------    --------------------




                       AETNA REAL ESTATE ASSOCIATES, L.P.
              Consolidated Statements of Income (Historical Cost)
              For the Years Ended December 31, 1997, 1996 and 1995
               (in thousands, except units and per unit amounts)


                                       1997              1996              1995
                                  ---------         ---------         ---------
Revenue:
  Rental                          $  28,604         $  28,242         $  27,455
  Interest                              404               336               367
  Other income                          589               452               616
                                  ---------         ---------         ---------
                                     29,597            29,030            28,438
                                  ---------         ---------         ---------
Expenses:
  Property operating                 10,056             9,681             9,179
  Depreciation and amortization       6,921             7,369             8,004
  Investment portfolio
   fee - related parties              4,703             4,887             4,814
  General and administrative            676               767               725
  Bad debt                              448               615               714
                                  ---------         ---------         ---------
                                     22,804            23,319            23,436
                                  ---------         ---------         ---------
Impairment of investment
  in real estate                          -                 -            (4,408)
                                  ---------         ---------         ---------

Operating income                      6,793             5,711               594

Loss on sale of property                  -                 -               (23)
                                  ---------         ---------         ---------
  Net income                      $   6,793         $   5,711         $     571
                                  ---------         ---------         ---------

Net income allocated:
  To the General Partners         $      68         $      57         $       6
  To the Limited Partners             6,725             5,654               565
                                  ---------         ---------         ---------
                                  $   6,793         $   5,711         $     571
                                  ---------         ---------         ---------
Weighted average number of
  limited partnership units
  outstanding                    12,724,547        12,724,547        12,724,547
                                 ----------        ----------        ----------
Earnings per limited
  partnership unit                $     .53         $     .44         $     .04
                                 ----------        ----------        ----------







                       AETNA REAL ESTATE ASSOCIATES, L.P.
  Consolidated Statements of Partners' Capital (Deficiency) (Historical Cost)
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                            General        Limited
                                           Partners       Partners        Total
                                           ------------------------------------
Balance at January 1, 1995                   $   79       $214,318     $214,397

  Capital contributions                          92              -           92

  Net income                                      6            565          571

  Cash distributions                            (92)        (9,162)      (9,254)
                                           ------------------------------------
Balance at December 31, 1995                     85        205,721      205,806

  Net income                                     57          5,654        5,711

  Cash distributions                           (185)        (9,162)      (9,347)
                                           ------------------------------------
Balance at December 31, 1996                    (43)       202,213      202,170

  Net income                                     68          6,725        6,793

  Cash distributions                            (92)        (9,162)      (9,254)
                                           ------------------------------------
Balance at December 31, 1997                 $  (67)      $199,776     $199,709
                                           ------------------------------------















                       AETNA REAL ESTATE ASSOCIATES, L.P.
   Consolidated Statements of Partners' Capital (Deficiency) (Current Value)
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                           General         Limited
                                          Partners        Partners        Total
                                          -------------------------------------
Balance at January 1, 1995                $   (140)       $192,599     $192,459

  Capital contributions                         92               -           92

  Net income                                     6             565          571

  Decrease in deficiency of current
    value over historical cost                 123          12,190       12,313

  Cash distributions                           (92)         (9,162)      (9,254)
                                          -------------------------------------
Balance at December 31, 1995                   (11)        196,192      196,181

  Net income                                    57           5,654        5,711

  Decrease in deficiency of current
    value over historical cost                  81           8,016        8,097

  Cash distributions                          (185)         (9,162)      (9,347)
                                          -------------------------------------
 Balance at December 31, 1996                  (58)        200,700      200,642

  Net income                                    68           6,725        6,793

  Increase in excess of current
    value over historical cost                 168          16,663       16,831

  Cash distributions                           (92)         (9,162)      (9,254)
                                          -------------------------------------
Balance at December 31, 1997              $     86        $214,926     $215,012
                                          -------------------------------------








                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Statements of Cash Flows (Historical Cost)
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)


                                                       1997      1996      1995
 Cash flows from operating activities:              ---------------------------
 Net income                                         $ 6,793   $ 5,711   $   571
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                     6,921     7,369     8,004
    Impairment of investment in real estate               -         -     4,408
    Loss on sale of property                              -         -        23
    Bad debt expense                                    448       615       714
    Deferred (accrued) rental income                     68      (118)       (5)
    Increase (decrease) in cash arising from
     changes in operating assets and liabilities:
      Rent and other receivables                         17      (816)     (763)
      Investment portfolio fee payable to
       related parties                                  (27)      (17)       24
      Accounts payable and accrued expenses               1        10      (115)
      Accrued property taxes                             16       (49)       60
      Security deposits                                  45       110        10
      Unearned income                                   126       (36)       92
                                                    ---------------------------
       Net cash provided by operating activities     14,408    12,779    13,023
                                                    ---------------------------
 Cash flows from investing activities:
  Investments in real estate                         (3,404)   (3,270)   (4,534)
  Proceeds from sale of property                          -         -       271
                                                    ---------------------------
       Net cash used in investing activities         (3,404)   (3,270)   (4,263)
                                                    ---------------------------
 Cash flows from financing activities:
  Cash distributions                                 (9,254)   (9,347)   (9,254)
  Partners' capital contributions                         -         -        92
                                                    ---------------------------
       Net cash used in financing activities         (9,254)   (9,347)   (9,162)
                                                    ---------------------------
 Net increase (decrease) in cash and
  cash equivalents                                    1,750       162      (402)
                                                    ---------------------------
 Cash and cash equivalents at beginning of year       9,133     8,971     9,373
                                                    ---------------------------
 Cash and cash equivalents at end of year           $10,883   $ 9,133   $ 8,971
                                                    ---------------------------








                       AETNA REAL ESTATE ASSOCIATES, L.P.
           Consolidated Current Value Basis Statements of Changes in
           Excess (Deficiency) of Current Value Over Historical Cost
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)



Deficiency of current value over historical cost at January 1, 1995    $(21,938)

    Current value increase in properties                                  7,910
    Write-down of property for permanent impairment                       4,408
    Increase in accrued rent                                                 (5)
                                                                       --------
                                                                         12,313
                                                                       --------

Deficiency of current value over historical cost at December 31, 1995    (9,625)

    Current value increase in properties                                  8,215
    Increase in accrued rent                                               (118)
                                                                       --------
                                                                          8,097
                                                                       --------

Deficiency of current value over historical cost at December 31, 1996    (1,528)

    Current value increase in properties                                 16,763
    Decrease in accrued rent                                                 68
                                                                       --------
                                                                         16,831
                                                                       --------

Excess of current value over historical cost at December 31, 1997      $ 15,303
                                                                       --------











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

        Bases of Valuation

        The following describes the bases of management's estimates of current values:

        * The current values of the Partnership's operating properties are determined by independent appraisers. Independent appraisals of each property are performed at the date of purchase and on a quarterly basis thereafter. The value of future cash payments from joint venture partners and additional capital costs, if any, are determined by management to the extent they have not been considered in the independent appraisals.

        * All other assets and liabilities are carried in the current value basis balance sheets at the lower of cost or net realizable value. Accrued rent related to scheduled rent increases and tenant concessions, included in rent and other receivables on the historical cost basis balance sheets, is deemed to have a net realizable value of zero on a current value basis.

        * The aggregate difference between the current value basis and historical cost basis of the Partnership's assets and liabilities is reflected in the partners' capital accounts in the current value basis balance sheets. The components of this difference at December 31, 1997 and 1996 are as follows:

           (in thousands)                          1997          1996
           ----------------------------------------------------------
           Properties                           $18,211        $1,448
           Accrued rent                          (2,908)       (2,976)
           Excess (deficiency) of current
            value over historical cost          $15,303       $(1,528)
           ----------------------------------------------------------

    3.  SIGNIFICANT ACCOUNTING POLICIES

        Financial Statements

        The Partnership has a controlling interest in each of its joint venture investments and, therefore, has consolidated the accounts of such joint ventures in the financial statements. The consolidated financial statements for 1997, 1996 and 1995 include the accounts of the Partnership and its joint ventures Lincoln Marina Bay and Town Center Associates. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Properties

        The Partnership regularly evaluates the carrying value of its properties. In 1995 the Partnership adopted Financial Accounting Standards No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. During the fourth quarter of 1995, a permanent impairment write-down of one investment property to bring the property's carrying value to its estimated fair value resulted in a reduction of operating income of approximately $4,408,000, and is reflected in the 1995 Consolidated Statement of Income. At December 31, 1995 the property had a high vacancy rate with no new tenant prospects in the near future thus causing the estimated undiscounted cash flows to be less than the asset's carrying value. The estimated fair value represents the property's current value, as discussed in Note 2. There were no such write-downs required in 1997 or 1996.

        Investments in properties, which the Partnership has the intent to hold for the production of income, are carried at depreciated cost, which includes the initial purchase price of the property, plus closing costs, legal fees, and other miscellaneous acquisition costs, net of impairment write-downs. Properties to be disposed of are carried at the lower of depreciated cost or fair value less estimated selling costs. Leases are accounted for under the operating method where rental income is recognized on a straight-line basis. Lease termination fees are included in income in the period in which the fee is received. Expenses including advertising, maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective depreciable properties and improvements, ranging from 5 to 40 years for land improvements; 10 to 50 years for building and improvements; and 3 to 10 years for personal property, furniture, fixtures and equipment. Leasing commissions and tenant improvements are amortized over the life of the respective leases or the lives of the improvements, whichever is shorter. Properties to be disposed of are not depreciated.

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

        Cash Equivalents

        For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are restricted security deposits of $77,041 and $85,844 at December 31, 1997 and 1996, respectively. Also, included in cash and cash equivalents at December 31, 1997 and 1996 was $8,742,070 and $6,080,343, respectively, held in a mutual fund utilizing investments such as commercial paper, certificates of deposit and government obligations, which are carried at market value. The cost of cash equivalents approximates fair value at December 31, 1997 and 1996.

        At December 31, 1997 and 1996, approximately $852,000 and $885,000, respectively, of the bank balances of the Partnership's checking and money market accounts were insured by the Federal Deposit Insurance Corporation ("FDIC") while approximately $1,612,000 and $2,087,000, respectively, were uninsured. Included in the uninsured bank balances was approximately $832,000 and $1,522,000 held at one major financial institution at December 31, 1997 and December 31, 1996, respectively. The remainder of the uninsured balances were held in multiple banks, minimizing the risk of an isolated bank failure.

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

       Reclassifications

       Certain 1995 consolidated financial statement items have been reclassified to conform to the 1996 presentation.

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

    5. RENT AND OTHER RECEIVABLES

       Rent and other receivables at December 31, 1997 and 1996 are summarized as follows:

                                           1997                 1996
                                  ---------------------------------------------
                                     Current  Historical    Current  Historical
                                       Value        Cost      Value        Cost
                                  ---------------------------------------------
        Rent and reimbursements
         receivable               $1,507,848  $1,507,848 $1,739,095  $1,739,095
        Prepaids and other
         receivables                 269,960     269,960    275,605     275,605
        Accrued rent                       -   2,907,877          -   2,975,752
                                  ---------------------------------------------
                                   1,777,808   4,685,685  2,014,700   4,990,452
        Less: allowance for
         doubtful accounts          (731,856    (731,856)  (503,323)   (503,323)
                                  ---------------------------------------------

        Total rent and other
         receivables              $1,045,952  $3,953,829 $1,511,377  $4,487,129
                                  ---------------------------------------------

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

    7.  JOINT VENTURES

        The Partnership was a general partner in two consolidated joint ventures as of December 31, 1997, 1996 and 1995. The joint venture agreements in existence as of December 31, 1997 provide the Partnership with priority cash payments from operations of the joint ventures ranging from 9% to 13% per annum on all funds contributed by the Partnership to the extent sufficient cash flows are generated by the underlying properties. Any cash flows in excess of these payments to the Partnership will be distributed to the Partnership and its joint venture partners in accordance with their joint venture interests. The Partnership's interests in its joint ventures range from 50% to 80%.

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

        Effective January 1, 1991, the Partnership suspended its initial offering of $300,000,000 of units. In March 1992, the Partnership terminated the offering and suspended sales of units pursuant to the DRIP. During 1993, the Partnership received a favorable response to a no-action request submitted to the Securities and Exchange Commission regarding its ability to continue to sell units pursuant to the DRIP without registration of such units under the Securities Act of 1933, as amended. As of December 31, 1997, the Partnership had not reopened sales of units pursuant to the DRIP. No additional units were issued since 1991. Information related to Unitholders' distributions for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                 Cash Distributions
                                 ------------------
                                 Paid      Per Unit
                -----------------------------------
                1997       $9,161,674         $ .72
                1996        9,161,674           .72
                1995        9,161,674           .72
                -----------------------------------

        Cash distributions paid to the General Partners during the year ended December 31, 1997 aggregated $92,542 which related to operations for the quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997. Cash distributions paid to the General Partners during the year ended December 31, 1996 aggregated $185,084, of which $92,542 related to operations for the quarters ended December 31, 1995, March 31, 1996, June 30, 1996 and September 30, 1996, and $92,542 was
        for distributions that were withheld by the Partnership during 1995 and became distributable within the provisions of the Partnership's Revised Limited Partnership Agreement.


    9. TRANSACTIONS WITH AFFILIATES

       Investment Portfolio Fee

        The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. As specified in the Partnership Agreement, the fee is determined by applying various percentages to the portion of net asset value attributable to committed and uncommitted funds available for investment. The fee is payable quarterly from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. For the years ended December 31, 1997, 1996 and 1995, Aetna/AREA and AREA GP were entitled to fees as follows:

                                  Aetna/AREA           AREA GP
                 ---------------------------------------------
                 1997             $2,059,243        $2,643,952
                 1996              1,972,562         2,914,167
                 1995              1,925,626         2,888,440
                 ---------------------------------------------

        Other

        The General Partners are entitled to reimbursement of expenses paid on behalf of the Partnership incurred in connection with the investments and operation of the Partnership. Reimbursable expenses of $399,840, $411,675 and $403,479, which consist primarily of insurance expense paid to a third party, were reimbursed during 1997, 1996 and 1995 respectively, to an affiliate of Aetna/AREA.

    10. LEASE AGREEMENTS

        At December 31, 1997, the Partnership's principal assets subject to lease agreements consisted of shopping centers, apartment complexes, business parks and industrial parks. Apartment leases generally have terms of 6 to 12 months and provide for a fixed minimum rent. Leases with shopping center, industrial park and business park tenants generally range in term from 1 to 10 years and provide for fixed minimum rent and reimbursement of their proportionate share of operating expenses. Included in rental revenue are $3,803,939, $3,956,228 and $4,109,685 primarily consisting of expense reimbursements for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, various leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. Percentage rent included in rental revenue is $329,730, $458,715 and $426,272 for the years ended December 31, 1997, 1996 and 1995, respectively. The following table is a schedule of minimum future rents to be received under noncancelable operating leases:



                            Year ending December 31,
                            -----------------------
                            1998        $19,160,651
                            1999         13,367,101
                            2000         11,269,417
                            2001          9,283,555
                            2002          7,596,910
                            Thereafter   16,516,607
                            -----------------------
                            Total       $77,194,241
                            -----------------------

    11. NET ASSET VALUE PER UNIT

        Prior to the termination of the Offering and the Remarketing Opportunity and the suspension of the DRIP in 1992, units offered to new Unitholders or issued pursuant to the DRIP were purchased at Net Asset Value per unit as defined in the Partnership Agreement. As discussed in Note 8, the Partnership had not reopened sales of units pursuant to the DRIP as of December 31, 1997. The Net Asset Value per unit calculated in accordance with the Partnership Agreement, is summarized as of December 31, 1997 and 1996 as follows:



                                                            1997           1996
                                                    ------------   ------------
        Limited Partners' capital - current
         value basis                                $214,925,972   $200,700,247
        Cash to be distributed to Limited Partners    (2,290,418)    (2,290,418)
                                                    ------------   ------------
                                                    $212,635,554   $198,409,829
                                                    ------------  -------------
        Units outstanding                             12,724,547     12,724,547
                                                    ------------  -------------
        Net Asset Value per unit                    $      16.71   $      15.59
                                                    ------------  -------------

    12. SUPPLEMENTARY INFORMATION

        Maintenance and repairs, real estate taxes and advertising costs included in property operating expenses for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                  1997        1996        1995
                                            ----------------------------------
        Maintenance and repairs             $1,261,142  $1,085,405  $  983,635
        Real estate taxes                    3,010,819   2,898,371   2,990,923
        Advertising costs                      374,395     296,932     255,119
                                            ----------------------------------

    13. RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION

        The following is a reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 1997, 1996 and 1995:

                                                   1997        1996        1995
                                             ----------  ----------  ----------
      Net income per financial statements    $6,792,869  $5,710,699  $  570,340
      Joint venture net income for tax
        purposes in excess of (less than)
        joint venture net income per
        financial statements                    374,786     (38,240)    298,224
      Depreciation deducted for tax purposes
        less than depreciation expense per
        financial statements                    681,231     673,968   1,591,245
      Permanent impairment not deductible
        for tax purposes                              -           -   4,407,851
      Rental income related to accrued rent
        on wholly owned properties              109,467     130,895     109,766
      Bad debt expense deducted per
        financial statements in excess of
        (less than) bad debt expense
        deducted for tax purposes               131,291    (415,238)    431,230
      Other                                      20,597     (22,829)    (58,719)
                                             ----------  ----------  ----------
      Taxable net income                     $8,110,241  $6,039,255  $7,349,937
                                             ----------  ----------  ----------


        The following is a reconciliation of partners' capital (historical cost) for financial statement purposes to partners' capital for federal income tax purposes as of December 31, 1997, 1996 and 1995:

                                                 1997         1996         1995
                                         ------------ ------------ ------------
      Partners' capital per financial
       statements                        $199,708,868 $202,170,215 $205,806,275
      Adjustment for cumulative
       difference between tax basis net
       income and net income per
       financial statements                12,492,589   11,175,217   10,846,661
                                         ------------ ------------ ------------
      Partners' capital per tax return   $212,201,457 $213,345,432 $216,652,936
                                         ------------ ------------ ------------
    14. COMMITMENTS

        As of December 31, 1997, the Partnership had outstanding commitments of approximately $.7 million relating to previously acquired investments. Of this amount, $.5 million relates to the Partnership's commitment to fund additional tenant improvements, leasing commissions, and other capital projects at certain retail properties, and $.2 million relates to the Partnership's commitment to fund additional tenant and building improvements at Town Center Business Park.

    15. SUBSEQUENT EVENTS

        Capital Contributions/Distributions

        In February 1998, the Partnership declared cash distributions aggregating $2,313,554 ($.18 per Unit) pertaining to the period from October 1, 1997 to December 31, 1997, which was distributed on or about February 13, 1998.

    16. LITIGATION

        In November 1996, the Partnership and the General Partners were named as defendants in two purported class action lawsuits filed in the Chancery Court of Delaware in New Castle County, entitled Bobbitt v. Aetna Real Estate Associates, L.P., et al. and Estes v. Aetna Real Estate Associates, L.P., et al. The complaints in those actions claim, among other things, that management fees that have been and are paid to the General Partners are excessive and that a standstill agreement with a tender offeror which has had the effect of limiting the number of units that would be the subject of any tender offer is unlawful. The defendants have moved to dismiss the complaint that has been served upon it. The General Partners believe that the allegations in these complaints are without merit and intend to defend the lawsuits vigorously. The tender offer referenced in the lawsuit expired in December 1997 with less than 5% of the units being tendered. Although the parties have exchanged correspondence there have been no material proceedings in the litigation.









                       REPORT OF INDEPENDENT ACCOUNTANTS




        To the Unitholders of
        Aetna Real Estate Associates, L.P.


        In connection with our audits of the consolidated financial statements of Aetna Real Estate Associates, L.P. as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, which financial statements are included herein, we have also audited the related financial statement schedule listed in the index on page F-1 herein.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

        /s/ Coopers & Lybrand L.L.P

        Hartford, Connecticut

        February 18, 1998







                        AETNA REAL ESTATE ASSOCIATES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                             As of December 31, 1997

                                                  Costs Capitalized Sub-    Gross Amount at which
                                  Initial Cost    sequent to Acquisition    Carried at End ofYear
                               ------------------- ----------------------   ---------------------


                                        Building               Building               Building
                     Encum-               and                    and                    and
Description          brances   Land   Improvements    Land   Improvements   Land    Improvements   Total (a)
------------------------------------------------------------------------------------------------------------
Partnership Owned:

Cross Pointe         $  -   $3,300,000 $12,200,000 $  16,751  $7,266,116 $3,316,751  $19,466,116 $22,782,867
Shopping Center
Centerville, OH

Gateway Square          -    1,516,679   5,377,320       799     789,066  1,517,478    6,166,386   7,683,864
Shopping Center
Hinsdale, IL

Lincoln Square          -    1,859,283  11,102,944     1,660     657,945  1,860,943   11,760,899  13,621,832
Apartment Complex
Arlington Hts., IL

Oakland Pointe          -    3,412,062  16,981,319     7,112   2,592,977  3,419,174   19,574,296  22,993,470
Shopping Center
Pontiac, MI

Summit Village          -    5,395,408  30,154,302   116,350   1,778,191  5,511,758   31,932,493  37,444,251
Apartment Complex
Rosslyn, VA

Partnership Owned
(Cont'd):

Three Riverside         -    1,722,156   7,389,779   (22,892)  1,517,887  1,699,264    8,907,666  10,606,930
Riverside Drive
Office/R&D Bldg.
Andover, MA

Village Square (b)      -    2,710,355   4,103,802   285,346  (1,552,163) 2,995,701    2,551,639   5,547,340
Shopping Center
Hazelwood, MO

Windmont Apartments     -    1,429,226   6,093,017    28,430     537,754  1,457,656    6,630,771   8,088,427
Apartment Complex
Atlanta, GA

115 & 117               -    2,369,342   8,947,868     7,016   1,449,455  2,376,358   10,397,323  12,773,681
Flanders Road
R&D Warehouse Bldgs.
Westborough, MA

Powell Street Plaza (c) -    9,196,813  20,167,160   (68,973)  2,652,808  9,127,840   22,819,968  31,947,808
Shopping Center
Emeryville, CA

Partnership Owned
(Cont'd):

Westgate                -    3,916,801   6,047,987    18,474   4,129,992  3,935,275   10,177,979  14,113,254
Distribution Center (d)
Industrial Park
Corona, CA

Consolidated Ventures:

Marina Bay              -    1,777,110   5,212,740   166,987   3,886,444  1,944,097    9,099,184  11,043,281
Industrial Park
Richmond, CA

Town Center             -   10,880,641  19,198,867    94,939  14,240,044 10,975,580   33,438,911  44,414,491
Business Park
Santa Fe Springs, CA

                     ---------------------------------------------------------------------------------------
                       -    49,485,876 152,977,105   651,999  39,946,516 50,137,875  192,923,621 243,061,496(d)
                     ---------------------------------------------------------------------------------------


                                                 See notes to schedule III


                        AETNA REAL ESTATE ASSOCIATES L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                             As of December 31, 1997
                                                                      Life on
                                                                        which
                                                              Depreciation in
                                                                Latest Income
                      Accumulated       Date of       Date          Statement
Description          Depreciation(a)  Construction   Acquired     is Computed
-----------------------------------------------------------------------------
Partnership
Owned:

Cross Pointe          $ 3,650,940         1985        10/3/86       40 years
Shopping Center
Centerville, OH

Gateway Square          2,053,512         1986        11/21/86      33 years
Shopping Center
Hinsdale,IL

Lincoln Square          4,421,319         1986        11/14/86      33 years
Apartment Complex
Arlington Hts., IL

Oakland Pointe          7,447,459         1987         1/26/88      33 years
Shopping Center
Pontiac, MI

Summit Village          8,662,407       1987/1989     6/09/87 and   40 years
Apartment Complex                                       8/31/89
Rosslyn, VA

Three Riverside Drive   3,035,373         1986          2/8/88      33 years
Office/R&D Bldg.
Andover, MA

Village Square (b)        442,255       1961/1988      6/24/87      33 years
Shopping Center
Hazelwood, MO

Windmont Apartments     2,001,002         1989         7/18/89      33 years
Apartment Complex
Atlanta, GA

115 & 117 Flanders      3,203,133       1986/1988       2/8/88      33 years
Road                                                      and
R&D Warehouse Bldgs.                                    8/31/89
Westborough, MA

Powell Street Plaza     5,675,782         1988         2/16/90      33 years
Shopping Center
Emeryville, CA

Westgate Distribution   2,301,486         1989         2/22/90      50 years
Center
Industrial Park
Corona,CA

Consolidated
Ventures:

Marina Bay              2,845,753       1962/1987      6/30/87      50 years
Industrial Park
Richmond, CA

Town Center             8,755,171         1982        12/18/87      33 years
Business Park
Santa Fe Springs, CA
                      -----------
                      $54,495,592 (d)
                      -----------






                       AETNA REAL ESTATE ASSOCIATES, L.P.


(a) Reconciliation of the carrying amount of real estate investments and accumulated depreciation for the years ended Decenber 31, 1997, 1996 and 1994 is as follows:

                                       1997            1996            1995
                                   --------------------------------------------
Balance of real estate
   investments at beginning
   of year                         $239,888,792    $237,333,658    $241,332,804
Additions during year:
   Improvements and additions         3,369,864       3,304,120       4,532,853
Deductions during year:
   Cost of real estate sold (c)               -               -        (293,615)
   Impairment (b)                             -               -      (4,407,851)
   New basis adjustment (b)                   -               -      (2,609,207)
   Other (1)                           (197,160)       (748,986)     (1,221,326)
                                   --------------------------------------------
Balance of real estate
  investments at close of year     $243,061,496    $239,888,792    $237,333,658
                                   --------------------------------------------

Balance of accumulated deprec-
  iation at beginning of year       $47,771,997     $41,152,009     $36,978,911
Depreciation expense                   6,920755       7,368,974       8,003,631
Accumulated depreciation of
  real estate sold                            -               -               -
New basis adjustment (b)                      -               -      (2,609,207)
Other (1)                              (197,160)       (748,986)     (1,221,326)
                                   --------------------------------------------
Balance of accumulated
  depreciation at close of year     $54,495,592     $47,771,997     $41,152,009
                                   --------------------------------------------

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

 (d) For Federal income tax purposes, the aggregate cost of land, buildings and improvements is $246,807,834. The amount of accumulated depreciation on real property for Federal income tax purposes is $52,619,055.