Form 10-Q
period 1998-03-31
AETNA REAL ESTATE ASSOCIATES L P
filed 1998-05-15
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                     ______________________

                            FORM 10-Q



  ___
/ X /     Quarterly Report Under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

          For the quarter ended:  March 31, 1998

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

               AETNA REAL ESTATE ASSOCIATES, L.P.
                   Consolidated Balance Sheets
           As of March 31, 1998 and December 31, 1997
                         (in thousands)

                                            March 31,       December31,
                                                1998              1997
                                          (unaudited)
Assets

Investments in real estate:
  Properties                              $  243,741        $  243,062
  Less accumulated depreciation
       and amortization                      (56,209)          (54,496)
          Total investments in real estate   187,532           188,566

Cash and cash equivalents                     11,835            10,883
Rent and other receivables                     4,057             3,954
Other                                             13                13

     Total assets                         $  203,437        $  203,416

Liabilities and Partners' Capital

Liabilities:
  Investment portfolio fee payable
     to related parties                   $    1,185        $    1,168
  Accounts payable and accrued expenses          411               463
  Accrued property taxes                       1,025               782
  Security deposits                            1,015               979
  Unearned income                                281               315
     Total liabilities                         3,917             3,707

Partners' capital (deficiency):
  General Partners                               (69)              (67)
  Limited Partners                           199,589           199,776

     Total partners' capital                 199,520           199,709

     Total liabilities and
     partners' capital                    $  203,437        $  203,416



               AETNA REAL ESTATE ASSOCIATES, L.P.
                Consolidated Statements of Income
       For the Three Months Ended March 31, 1998 and 1997
        (in thousands, except units and per unit amounts)
                           (unaudited)

                                            Three Months Ended March 31,
                                              1998               1997
Revenue:
  Rental                                  $  7,419           $  7,059
  Interest                                     128                 88
  Other income                                  78                137
                                             7,625              7,284

Expenses:
  Property operating                         2,427              2,401
  Depreciation and amortization              1,713              1,697
  Investment portfolio fee-related parties   1,185              1,203
  General and administrative                   136                161
  Bad debt                                      39                177
                                             5,500              5,639

  Net income                              $  2,125           $  1,645

Net income allocated:
  To the General Partners                 $     21           $     17
  To the Limited Partners                    2,104              1,628

                                          $  2,125           $  1,645
Weighted average number of limited
  partnership units outstanding         12,724,547         12,724,547

Earnings per limited partnership unit         $.17           $    .13



               AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency)
       For the Three Months Ended March 31, 1998 and 1997
                   (in thousands - unaudited)

                                       General         Limited
                                       Partners        Partners         Total

Balance at January 1, 1998            $     (67)      $ 199,776    $  199,709

  Distributions                             (23)         (2,291)       (2,314)

  Net income                                 21           2,104         2,125

Balance at March 31, 1998             $     (69)      $ 199,589     $ 199,520

Balance at January 1, 1997            $     (43)      $ 202,213     $ 202,170

  Distributions                             (23)         (2,291)       (2,314)

  Net income                                 17           1,628         1,645

Balance at March 31, 1997             $     (49)      $ 201,550     $ 201,501




               AETNA REAL ESTATE ASSOCIATES, L.P.
              Consolidated Statements of Cash Flows
       For the Three Months Ended March 31, 1998 and 1997
                   (in thousands - unaudited)


                                              Three Months Ended March 31,
                                                 1998               1997

Cash flows from operating activities:
 Net income                                  $  2,125           $  1,645
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                1,713              1,697
   Bad debt expense                                39                177
   Accrued rental income                          (29)                 3
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Rent and other receivables                 (113)                96
      Investment portfolio fee payable to
      related parties                              17                  8
      Accounts payable and accrued expenses       (52)              (104)
      Accrued property taxes                      243                276
      Security deposits                            36                  9
      Unearned income                             (34)               (32)
        Net cash provided by operating
        activities                              3,945              3,775

Cash flows from investing activities:
 Investments in real estate                      (679)              (896)
        Net cash used in investing activities    (679)              (896)

Cash flows from financing activities:
 Cash distributions                            (2,314)            (2,314)
        Net cash used in financing activities  (2,314)            (2,314)

Net increase in cash and cash equivalents         952                565

Cash and cash equivalents at beginning
of period                                      10,883              9,133

Cash and cash equivalents at end of period    $11,835           $  9,698



               AETNA REAL ESTATE ASSOCIATES, L.P.
                (a Delaware limited partnership)
           Notes to Consolidated Financial Statements
                           (unaudited)

1.   GENERAL

     The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1997. The financial data included herein as of December 31, 1997 has been drawn from the consolidated financial statements of the Partnership which were audited by Coopers & Lybrand L.L.P.

2.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. For the three months ended March 31, 1998, Aetna/AREA and AREA GP earned fees of $553,674 and $631,002, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $499,309 and $703,722, respectively.

3.   CASH DISTRIBUTIONS

     On or about February 13, 1998, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended December 31, 1997.

4.   SUBSEQUENT EVENTS

     In April 1998, the Partnership declared cash distributions aggregating $2,313,554 pertaining to the period from January
     1, 1998 to March 31, 1998.  On or about May 15, 1998
     $2,290,418 ($.18 per Unit) is to be distributed to the Limited Partners and $23,136 to the General Partners.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1997, the Partnership had working capital reserves ("Reserves") of approximately $6,201,000. During the quarter ended March 31, 1998, the Partnership expended approximately $679,000 for capital improvements. The Partnership has current Reserves of approximately $6,724,000, including approximately $1,202,000 retained from operations for the three months ended March 31, 1998. At March 31, 1998, the Partnership had approximately $1,392,000 of outstanding commitments for capital improvements and approximately $5,862,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties.
For the nine months ended December 31, 1998 the Partnership will fund if needed approximately $6,602,000 from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Results of Operations

Net income for the three months ended March 31, 1998 increased approximately $480,000 in comparison to the corresponding period in 1997, due primarily to an increase in rental revenue. The rental revenue increase of approximately $360,000 resulted primarily from higher rents and an increase in occupancy at Town Center Business Park and higher rents at Summit Village Apartments. These revenue increases were partially offset by a decrease in rental revenue at Oakland Pointe Shopping Center, resulting from decreased occupancy. The decrease in other income of approximately $59,000 is primarily attributable to the receipt of a lease termination fee at Town Center Business Park during the three months ended March 31, 1997. Expenses for the three months ended March 31, 1998 decreased approximately $139,000 in comparison to the corresponding period in 1997, primarily as a result of a decrease in bad debt expense.

The Partnership made cash distributions of $.18 per Unit to Unitholders for the three months ended March 31, 1998 and 1997.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $17.39 at March 31, 1998 from $15.70 at March 31, 1997. The increase in Net Asset Value per Unit is primarily the result of significant increases in the appraised values of certain of the Registrant's properties, including Town Center Business Park, Summit Village Apartments, Powell Street Plaza, Village Square and 115 & 117 Flanders Road. Factors contributing to an increase in the appraised value of Summit Village Apartments included increases in projected market rents and a reduction in the discount and exit cap rates. The increase in the appraised value of Town Center Business Park is primarily due to improved occupancy, increases in market rent assumptions and lower discount and exit cap rates. Similarly Powell Street Plaza experienced higher market rents and reduced discount and exit cap rate parameters. 115 & 117 Flanders Road increased in appraised value as a result of an increase in projected market rents in conjunction with a major tenant renewing its lease at 115 Flanders Road. Based on improving office market conditions and recent leasing activity at Village Square, the current appraisal analysis assumed the property would be converted to office use. As a result of the expected leasing activity there was a significant increase in the appraised value of Village Square.



               PART II - OTHER INFORMATION


Item 5.   Other Information

          None

Item 6.        Exhibits and Reports on Form 8K

          (a)  Exhibit No. 27 - Financial Data Schedule

          (b)  None