Form 10-Q
period 1998-06-30
AETNA REAL ESTATE ASSOCIATES L P
filed 1998-08-19
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                     ______________________

                            FORM 10-Q

  ___
/ X /     Quarterly Report Under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

          For the quarter ended:        June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes X  No __


                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments
(consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included.

               AETNA REAL ESTATE ASSOCIATES, L.P.
                   Consolidated Balance Sheets
            As of June 30, 1998 and December 31, 1997
                         (in thousands)

                                              June 30,      December 31,
                                               1998             1997
                                            (unaudited)

Assets

Investments in real estate:
  Properties                                $  244,454       $  243,062
  Less accumulated depreciation
     and amortization                          (57,937)         (54,496)
       Total investments in real estate        186,517          188,566

Cash and cash equivalents                       12,644           10,883
Rent and other receivables                       3,928            3,954
Other                                               13               13

      Total assets                          $  203,102       $  203,416

Liabilities and Partners' Capital

Liabilities:
  Investment portfolio fee payable
     to related parties                     $    1,203       $    1,168
  Accounts payable and accrued expenses            462              463
  Accrued property taxes                           920              782
  Security deposits                              1,055              979
  Unearned income                                  310              315
    Total liabilities                            3,950            3,707

Partners' capital (deficiency):
  General Partners                                 (72)             (67)
  Limited Partners                             199,224          199,776

    Total partners' capital                    199,152          199,709

    Total liabilities and partners'capital  $  203,102       $  203,416



               AETNA REAL ESTATE ASSOCIATES, L.P.
                Consolidated Statements of Income
    For the Three and Six Months Ended June 30, 1998 and 1997
        (in thousands, except units and per unit amounts)
                          (unaudited)


                                Three Months Ended         Six Months Ended
                                     June 30,                  June 30,
                                 1998        1997         1998         1997

Revenue:
  Rental                      $  7,374    $  7,190      $ 14,793    $ 14,249
  Interest                         136          93           264         181
  Other income                     171          92           249         229
                                 7,681       7,375        15,306      14,659

Expenses:
  Property operating             2,429       2,464         4,856       4,865
  Depreciation and amortization  1,728       1,712         3,441       3,409
  Investment portfolio
     fee - related parties       1,203       1,150         2,388       2,353
  General and administrative       159         168           295         329
  Bad debt                         217         132           256         309
                                 5,736       5,626        11,236      11,265

  Net income                  $  1,945    $  1,749     $   4,070   $   3,394

Net income allocated:
  To the General Partners     $     20    $     17     $      41   $      34
  To the Limited Partners        1,925       1,732         4,029       3,360

                              $  1,945    $  1,749     $   4,070   $   3,394

Weighted average number of
 limited partnership units
 outstanding                12,724,547  12,724,547    12,724,547  12,724,547

Earnings per limited
 partnership unit                 $.15        $.14          $.32        $.27



               AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency)
         For the Six Months Ended June 30, 1998 and 1997
                   (in thousands - unaudited)


                                             General     Limited
                                             Partners    Partners      Total

Balance at January 1, 1998                  $   (67)   $  199,776   $  199,709

  Distributions                                 (46)       (4,581)      (4,627)

  Net income                                     41         4,029        4,070

Balance at June 30, 1998                    $   (72)   $  199,224   $  199,152



Balance at January 1, 1997                  $   (43)   $  202,213   $  202,170

  Distributions                                 (46)       (4,581)      (4,627)

  Net income                                     34         3,360        3,394

Balance at June 30, 1997                    $   (55)   $  200,992   $  200,937




               AETNA REAL ESTATE ASSOCIATES, L.P.
              Consolidated Statements of Cash Flows
         For the Six Months Ended June 30, 1998 and 1997
                   (in thousands - unaudited)


                                                     Six Months Ended June 30,
                                                       1998             1997

Cash flows from operating activities:
 Net income                                          $  4,070        $  3,394
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                        3,441           3,409
   Bad debt expense                                       256             309
   Accrued rental income                                   16             (25)
Increase (decrease) in cash arising from changes
 in operating assets and liabilities:
      Rent and other receivables                         (246)           (161)
      Investment portfolio fee payable to
      related parties                                      35             (45)
      Accounts payable and accrued expenses                (1)            (67)
      Accrued property taxes                              138             169
      Security deposits                                    76               2
      Unearned income                                      (5)            (32)
        Net cash provided by operating activities       7,780           6,953

Cash flows from investing activities:
 Investments in real estate                            (1,392)         (1,636)
        Net cash used in investing activities          (1,392)         (1,636)

Cash flows from financing activities:
 Cash distributions                                    (4,627)         (4,627)
        Net cash used in financing activities          (4,627)         (4,627)

Net increase in cash and cash equivalents               1,761             690

Cash and cash equivalents at beginning of period       10,883           9,133

Cash and cash equivalents at end of period          $  12,644      $    9,823



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

2.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. For the six months ended June 30, 1998, Aetna/AREA and AREA GP earned fees of $1,116,876 and $1,271,115, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $1,006,314 and $1,346,344, respectively.

3.   CASH DISTRIBUTIONS

     Cash distributions paid to Unitholders during the period January 1, 1998 to June 30, 1998 by the Partnership aggregated $4,580,837 which related to operations for the quarters ended December 31, 1997 and March 31, 1998. Cash distributions paid to the General Partners during the same period by the Partnership aggregated $46,271 which related to operations for the quarters ended December 31, 1997 and March 31, 1998.

4.   SUBSEQUENT EVENTS

     In July 1998, the Partnership declared cash distributions aggregating $2,313,554 pertaining to the period from April 1, 1998 to June 30, 1998. On or about August 14, 1998
     $2,290,418 ($.18 per Unit) is to be distributed to the Limited Partners and $23,136 to the General Partners.


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1997, the Partnership had working capital reserves ("Reserves") of approximately $6,201,000. During the six months ended June 30, 1998, the Partnership expended approximately $1,392,000 for capital improvements. The Partnership has current Reserves of approximately $7,416,000, including approximately $2,607,000 retained from operations for the six months ended June 30, 1998. At June 30, 1998, the Partnership had approximately $1,161,000 of outstanding commitments for capital improvements and approximately $4,967,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties. For the six months ended December 31, 1998 the Partnership will fund if needed approximately $4,610,000 from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Results of Operations

Net income for the six months ended June 30, 1998 increased approximately $676,000 in comparison to the corresponding period in 1997, due primarily to an increase in rental revenue. An increase in revenue of approximately $647,000 from the corresponding period in 1997 resulted primarily from increases in rental revenue at Town Center Business Park, Summit Village, and Powell Street Plaza. Rental revenue at Town Center Business Park increased as a result of improved occupancy and rental rates, as well as approximately $72,000 charged to a tenant under the default clause of their lease that was offset by that tenant's bad debt expense as discussed below. Rental revenue at Summit Village and Powell Street Plaza increased due to increased rental rates.
These increases were partially offset by a decrease in rental revenue at Oakland Pointe Shopping Center resulting from lower occupancy, and at Cross Pointe Centre as a result of reduced expense reimbursements and decreased tenant rent. Expenses for the six months ended June 30, 1998 decreased approximately
$29,000 in comparison to the corresponding period in 1997 primarily as a result of lower bad debt expense.

Bad debt expense, which resulted from the write-off of certain tenant receivables and the need to increase the allowance for doubtful accounts at certain properties for the six months ended June 30, 1998, includes approximately $126,000 related primarily to a tenant experiencing financial difficulties at Town Center Business Park and approximately $62,000 related to two tenants experiencing financial difficulties at Andover Research Park.

The Partnership made cash distributions of $.36 per Unit to Unitholders for the six months ended June 30, 1998 and 1997.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $17.69 at June 30, 1998 from $15.94 at June 30, 1997. The increase in Net Asset Value per Unit is primarily the result of increases in the appraised values of certain of the Registrant's properties, including significant increases in Town Center Business Park, Village Square, Summit Village, and Powell Street Plaza. Summit Village and Powell Street Plaza increased in appraised value primarily as a result of increased projected market rents and reduced discount and exit capitalization rate parameters. Town Center Business Park and Village Square increased in appraised value primarily as a result of improved occupancy and market rent assumptions and reduced discount and exit capitalization rate parameters. Village Square's appraised value is now based on the assumption that the property will be converted to office use. Leasing at Village Square has improved with the conversion from retail space to office use.

Net income for the three months ended June 30, 1998 increased approximately $196,000 as compared to the corresponding period in 1997. Increases in rental revenue of approximately $184,000 and other income of approximately $79,000 were partially offset by an increase of approximately $85,000 in bad debt expense. The most significant increase in rental revenue occurred at Town Center Business Park which was partially offset by a decrease at Cross Pointe Centre, as discussed above. The increase in other income resulted primarily from the receipt of lease termination fees from two tenants at Powell Street Plaza.


               PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          On August 11, 1998, Oak Investors LLC and Cedar Partners L.P. (collectively, "Oak"), filed suit against the Partnership in the Court of Chancery of the State of Delaware in and for New Castle County (the "Complaint"). The Complaint alleges that the Partnership failed to deliver a list of Unitholders upon Oak's demand and that such failure constitutes a breach of the Delaware Revised Uniform Limited Partnership Act and a breach of the Partnership's agreement of limited partnership. The Partnership has been in contact with counsel for the plaintiff concerning settling such litigation.

Item 5.   Other Information

          (a) In light of the relatively strong national real estate and capital markets, the General Partners have determined that it is in the best interests of the Partnership and the Unitholders to market for sale the following six properties owned by the Partnership: (i)
          Gateway Square, (ii) Oakland Pointe Shopping Center,
          (iii) Cross Pointe Centre, (iv) Three Riverside Drive,
          (v) 115 Flanders Road and (vi) 117 Flanders Road.  The
          General Partners intend to retain one or more third-party real estate brokers to market such properties. There can be no assurance that such properties will be sold in the near future, or that if sold, the sales prices will approximate the estimated net asset value of such properties disclosed in
          Part 1 of this From 10-Q. The General Partners are continuing to actively review the potential sale of the other properties owned by the Partnership. In addition, the Partnership from time to time receives unsolicited expressions of interest in purchasing some or all of the properties.

          (b) In connection with Oak's complaint, Oak filed with the Securities and Exchange Commission a Schedule 14D-1 offering to purchase up to 19.6% of the Partnership's Units at $12.50 per Partnership Unit (the "Tender Offer"). The General Partners are evaluating the Tender Offer and will cause the Partnership to file a
          Schedule 14D-9 with the Securities and Exchange Commission in response to the Tender Offer within the requisite time period.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit No. 27 - Financial Data Schedule

          (b)  None



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AETNA REAL ESTATE ASSOCIATES, L.P.

                              BY:  Area GP Corporation
                                   General Partner



Date: August 19, 1998         BY:  /s/ Mark J. Marcucci
                              President & Director