Form 10-Q
period 1998-09-30
AETNA REAL ESTATE ASSOCIATES L P
filed 1998-11-16
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                     ______________________

                            FORM 10-Q

  ___
/ X /     Quarterly Report Under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

          For the quarter ended: September 30, 1998

                                OR
  ___
/___/     Transition Report Under Section 13 or 15 (d) of the
          Securities Exchange Act of 1934

          For the transition period from:  _____ to _______


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


                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

               AETNA REAL ESTATE ASSOCIATES, L.P.
                   Consolidated Balance Sheets
         As of September 30, 1998 and December 31, 1997
                         (in thousands)

                                      September 30,      December 31,
                                              1998              1997
                                       (unaudited)
Assets

Investments in real estate:
  Properties                          $   245,773        $   243,062
  Less accumulated depreciation
      and amortization                    (59,667)           (54,496)
        Total investments in
             real estate                  186,106            188,566

Cash and cash equivalents                  13,055             10,883
Rent and other receivables                  3,916              3,954
Other                                          13                 13
     Total assets                      $  203,090         $  203,416

Liabilities and Partners' Capital

Liabilities:
  Investment portfolio fee payable
     to related parties                $    1,220         $    1,168
  Accounts payable and accrued expenses       437                463
  Accrued property taxes                    1,331                782
  Security deposits                         1,033                979
  Unearned income                             198                315
     Total liabilities                      4,219              3,707

Partners' capital (deficiency):
  General Partners                            (75)               (67)
  Limited Partners                        198,946            199,776
     Total partners' capital              198,871            199,709

     Total liabilities and
      partners' capital                $  203,090         $  203,416


               AETNA REAL ESTATE ASSOCIATES, L.P.
                Consolidated Statements of Income
 For the Three and Nine Months Ended September 30, 1998 and 1997
        (in thousands, except units and per unit amounts)
                           (unaudited)

                              Three Months Ended          Nine Months Ended
                                 September 30,              September 30,
                               1998         1997          1998        1997

Revenue:
  Rental                      $  7,661    $  7,045      $  22,454   $ 21,294
  Interest                         147          99            411        280
  Other income                      56         161            305        390
                                 7,864       7,305         23,170     21,964

Expenses:
  Property operating             2,683       2,590          7,539      7,455
  Depreciation and amortization  1,730       1,710          5,171      5,119
  Investment portfolio fee -
     related parties             1,220       1,182          3,608      3,535
  General and administrative       181         159            476        488
  Bad debt                          17          98            273        407
                                 5,831       5,739         17,067     17,004

  Net income                  $  2,033    $  1,566      $   6,103   $  4,960

Net income allocated:
  To the General Partners     $     20    $     16      $      61   $     50
  To the Limited Partners        2,013       1,550          6,042      4,910

                              $  2,033    $  1,566      $   6,103   $  4,960
Weighted average number of
limited partnership units
outstanding                 12,724,547  12,724,547     12,724,547 12,724,547

Earnings per limited
 partnership unit                 $.16        $.12           $.48       $.39


               AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency)
      For the Nine Months Ended September 30, 1998 and 1997
                   (in thousands - unaudited)




                                       General        Limited
                                      Partners       Partners        Total

Balance at January 1, 1998         $   (67)         $ 199,776    $ 199,709

  Distributions                        (69)            (6,872)      (6,941)

  Net income                            61              6,042        6,103

Balance at September 30, 1998      $   (75)         $ 198,946    $ 198,871


Balance at January 1, 1997         $   (43)         $ 202,213    $ 202,170

  Distributions                        (69)            (6,872)      (6,941)

  Net income                            50              4,910        4,960

Balance at September 30, 1997      $   (62)         $ 200,251    $ 200,189



               AETNA REAL ESTATE ASSOCIATES, L.P.
              Consolidated Statements of Cash Flows
      For the Nine Months Ended September 30, 1998 and 1997
                   (in thousands - unaudited)


                                               Nine Months Ended September 30,
                                                     1998              1997
Cash flows from operating activities:
 Net income                                      $  6,103          $  4,960
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                    5,171             5,119
   Bad debt expense                                   273               407
   Accrued rental income                              (12)              (29)
   Increase (decrease) in cash arising from
   changes in operating assets and liabilities:
      Rent and other receivables                     (223)              (71)
      Investment portfolio fee payable to
      related parties                                  52               (13)
      Accounts payable and accrued expenses           (26)              (80)
      Accrued property taxes                          549               369
      Security deposits                                54                30
      Unearned income                                (117)              (14)
        Net cash provided by operating activities  11,824            10,678

Cash flows from investing activities:
 Investments in real estate                        (2,711)           (2,561)
        Net cash used in investing activities      (2,711)           (2,561)

Cash flows from financing activities:
 Cash distributions                                (6,941)           (6,941)
        Net cash used in financing activities      (6,941)           (6,941)

Net increase in cash and cash equivalents           2,172             1,176

Cash and cash equivalents at beginning of period   10,883             9,133

Cash and cash equivalents at end of period       $ 13,055          $ 10,309



              AETNA REAL ESTATE ASSOCIATES, L.P.
               (a Delaware limited partnership)
          Notes to Consolidated Financial Statements
                          (unaudited)

1.   GENERAL

     The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report on Form 10-K for the year ended December 31, 1997. The financial data included herein as of December 31, 1997 has been drawn from the consolidated financial statements of the Partnership, which were audited by PricewaterhouseCoopers LLP.

2.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. For the nine months ended September 30, 1998, Aetna/AREA and AREA GP earned fees of $1,688,300 and $1,919,888, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $1,527,496 and $2,007,515, respectively.

3.   CASH DISTRIBUTIONS

     Cash distributions paid to Unitholders during the period
     January 1, 1998 to September 30, 1998 by the Partnership aggregated $6,871,255 which related to operations for the quarters ended December 31, 1997, March 31, 1998 and
     June 30, 1998.  Cash distributions paid to the General
     Partners during the same period aggregated $69,407 which related to operations for the quarters ended December 31, 1997, March 31, 1998, and June 30, 1998.

4.   SUBSEQUENT EVENTS

     In October 1998, the Partnership declared cash distributions aggregating $2,313,554 pertaining to the period from July 1, 1998 to September 30, 1998. On or about November 18, 1998, $2,290,418 ($.18 per Unit) is to be distributed to the Limited Partners and $23,136 to the General Partners.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1997, the Partnership had working capital reserves ("Reserves") of approximately $6,201,000. During the nine months ended September 30, 1998, the Partnership expended approximately $2,711,000 for capital improvements. The Partnership has current Reserves of approximately $8,353,000, including approximately $4,863,000 retained from operations for the nine months ended September 30, 1998. At September 30, 1998, the Partnership had approximately $3,200,000 of outstanding commitments for capital improvements and approximately $3,241,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties. For the three months ended December 31, 1998 the Partnership will fund if needed approximately $3,666,000 from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Partnership anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Partnership has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Year 2000 Issues

Management is continuing to evaluate the potential impact of the situation commonly referred to as the "Year 2000" problem. The Year 2000 problem, which is common to most businesses, concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Partnership owns real estate assets, and in connection with the operation of such assets, utilizes certain software products and equipment such as accounting, heating, ventilation and air conditioning and security systems, which may or may not be Year 2000 compliant. Management has formed teams and hired independent third party consultants to identify Year 2000 issues, assess Year 2000 readiness, identify risks if the Partnership is unable to mitigate Year 2000 problems and formulate remediation or contingency plans where appropriate. Their findings are expected to be summarized by December 31, 1998. It is anticipated that the cost of vendor (particularly property management and related services) compliance with Year 2000 problems will be borne primarily by vendors. Although it is not possible at present to give an estimate of the cost of this work to the Partnership, the General Partners do not expect such costs to have a material adverse impact on the Partnership's long term results of operations.

Results of Operations

Net income for the nine months ended September 30, 1998 increased approximately $1,143,000 in comparison to the corresponding period in 1997, due primarily to an increase in rental revenue. An increase in revenue of approximately $1,206,000 from the corresponding period in 1997 resulted primarily from increases in rental revenue at Town Center Business Park, Powell Street Plaza, Summit Village, and 115 Flanders Road. Rental revenue at Town Center Business Park increased as a result of improved occupancy and rental rates, as well as approximately $72,000 charged to a tenant under the default clause of their lease, which was offset by that tenant's bad debt expense as discussed below. Rental revenue at Powell Street Plaza, Summit Village, and 115 Flanders Road increased due to increased rental rates. These increases were partially offset by decreases in rental revenue at Oakland Pointe Shopping Center and Three Riverside Drive as a result of lower occupancy. Expenses for the nine months ended September 30, 1998 increased approximately $63,000 in comparison to the corresponding period in 1997 due to normal business operations.

Bad debt expense, which resulted from the write-off of certain tenant receivables and increases to the allowance for doubtful accounts at certain properties for the nine months ended September 30, 1998, includes approximately $213,000 related primarily to a tenant experiencing financial difficulties at Town Center Business Park.

The Partnership made cash distributions of $.54 per Unit to Unitholders during the nine months ended September 30, 1998 and 1997.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $17.95 at September 30, 1998 from $16.38 at September 30, 1997. The increase in Net Asset Value per Unit is primarily the result of increases in the appraised values of certain of the Registrant's properties, including significant increases in Village Square and Town Center Business Park. The increase in appraised value for these properties is primarily a result of improved occupancy and market rent assumptions and reduced discount and exit capitalization rate parameters. Village Square's appraised value is now based on the assumption that the property will be converted to office use. Leasing at Village Square has improved with the conversion from retail to office use.

Net income for the three months ended September 30, 1998 increased approximately $467,000 as compared to the corresponding period in 1997. An increase in rental revenue of approximately $616,000 was partially offset by a decrease in other income of approximately $105,000. The most significant increases in rental revenue occurred at Town Center Business Park, 115 Flanders Road and Powell Street. Other income for the period ended September 30, 1997 included the receipt of a prior year tax refund at Powell Street Plaza.



               PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          (a) On August 11, 1998, Oak Investors LLC and Cedar Partners L.P. (collectively, "Oak"), filed suit against the Partnership in the Court of Chancery of the State of Delaware in and for New Castle County (the "Complaint"). The Complaint alleges that the Partnership failed to deliver a list of the Unitholders upon Oak's demand and that such failure constitutes a breach of the Delaware Revised Uniform Limited Partnership Act and a breach of the Partnership's agreement of limited partnership. The Partnership and the plaintiff settled such litigation without cost to the Partnership.

          (b) In November 1996, the Registrant and the General Partners were named as defendants in two purported class action lawsuits filed in the Chancery Court of Delaware in New Castle County, entitled Bobbitt v. Aetna Real Estate Associates, L.P., et al. and Estes v. Aetna Real Estate Associates, L.P., et al. The complaints in those actions allege, among other things, that management fees that have been and are paid to the General Partners are excessive and that a standstill agreement with a tender offeror which has had the effect of limiting the number of Units that would be the subject of any tender offer is unlawful. The defendants have moved to dismiss one of the complaints and have not yet been served with the other. The General Partners believe that the allegations in these complaints are without merit and intend to defend the lawsuits vigorously. The tender offer referenced in the lawsuit expired in December 1997 with less than 5% of the Units being tendered. The parties have exchanged correspondence and are engaged in discussions concerning settlement.

Item 5.   Other Information

          The General Partners have determined that it is in the best interests of the Partnership and the Unitholders to begin to market for sale the following six properties owned by the Partnership: (i) Gateway
          Square, (ii) Oakland Pointe Shopping Center, (iii)
          Cross Pointe Centre, (iv) Three Riverside Drive, (v)
          115 Flanders Road, and (vi) 117 Flanders Road.
          The General Partners intend to retain one or more third-party real estate brokers to market such properties. There can be no assurances that such properties will be sold in the near future, or that if sold, the sales prices will approximate the estimated net asset value of such properties. The General Partners are continuing to actively review the potential sale of other properties owned by the Partnership. In addition, the Partnership from time to time receives unsolicited expressions of interest in purchasing some or all of the properties.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit No. 27 - Financial Data Schedule

          (b)  None


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    AETNA REAL ESTATE ASSOCIATES, L.P.

                    BY:  Area GP Corporation
                         General Partner

Date: November 16, 1998  BY:   /s/ Mark J. Marcucci
                                   President & Director