Form 10-K
period 1998-12-31
AETNA REAL ESTATE ASSOCIATES L P
filed 1999-03-31
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------------
                         Commission file number 0-14986

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                            11-2827907
-------------------------------------------------------------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

242 Trumbull Street, Hartford, Connecticut 06103
------------------------------------------------
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code (860) 275-2178
                                                   --------------
Securities registered pursuant to Section 12(g) of the Act:

                      Limited Partnership Depositary Units
                      ------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $230,517,776 (1)



----------------

(1) This statement relates to Units which represent limited partnership interests in the Registrant. The amount above is calculated based on the Net Asset Value of Units of $18.12 at December 31, 1998.

                                    PART 1

Item 1.  Business.
         ---------

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

The Registrant is engaged in the business of investing in income-producing apartment complexes, office buildings, shopping centers and other commercial real estate offered by non-affiliated sellers ("Properties"). All investments in Properties that the Registrant has made are referred to herein collectively as "Investments in Properties". The Registrant acquired its interests in Investments in Properties either directly or through joint ventures or other partnerships that own Properties, and has acquired all of its interests in Properties entirely with cash. The Registrant conducts its operations in one segment, rental real estate.

As of December 31, 1998, the Registrant held 13 Investments in Properties at a total cost of approximately $225.8 million. (See Item 2 in this report for a further description of the Investments in Properties.) Such Investments in Properties have been funded from the proceeds of the sale of Units and from cash retained by the Registrant from operations and from sales of Investments in Properties.

The Registrant's principal objectives are to invest in Properties with the goals of obtaining:

     (1) cash distributions from rental and interest income;
     (2) capital appreciation; and
     (3) preservation and protection of capital.

The General Partners have determined that it is in the best interests of the Partnership and the Unitholders to begin to market for sale the following six properties owned by the Partnership: (i) Gateway Square, (ii) Oakland Pointe Shopping Center, (iii) Cross Pointe Centre, (iv) Three Riverside Drive, (v) 115 Flanders Road, and (vi) 117 Flanders Road. As of December 31, 1998 the General Partners had retained a broker for Gateway Square and intend to retain one or more third-party real estate brokers to market other such properties. See Note 14 to the Consolidated

Financial Statements with respect to the sale of Gateway Square on March 17, 1999. There can be no assurances that other such properties will be sold in the near future, or that if sold, the sales prices will approximate the estimated net asset value of such properties. As discussed in Item 3, the General Partners will institute a marketing plan to review the potential sale of other properties owned by the Registrant. In addition, the Partnership from time to time receives unsolicited expressions of interest in purchasing some or all of the properties. Any change in the length of a property's ownership period from that currently anticipated, could affect the real estate and leasing strategy to be followed at such property, which could alter the level of capital expenditures to be invested in the properties. These changes could affect the level of cash flow received by the Partnership, which might affect the level of quarterly cash distributions to limited partners.

During 1998, the Registrant made distributions of cash generated from operations of $.18 per Unit per quarter. (See Item 5 below for additional information regarding recent quarterly distributions.) The General Partners currently anticipate that quarterly cash distributions will continue throughout 1999. The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Net Asset Value per Unit increased to $18.12 at December 31, 1998 from $16.71 at December 31, 1997. The increase in Net Asset Value per Unit is attributable to the increases in the appraised values of certain of the Registrant's properties, primarily Village Square, Town Center Business Park and Summit Village. The increase in appraised value of Summit Village is a result of an increase in market rents. The increase in appraised value of Village Square and Town Center Business Park is primarily due to improved occupancy and market rent assumptions. Village Square's appraised value is now based on the assumption that the property is converted to office use. Leasing at Village Square has improved with the conversion from retail to office use. These value increases were partially offset by a decrease in the appraised value of Cross Pointe Centre and Oakland Pointe Shopping Center. The decrease in appraised value at Cross Pointe Centre is due to an assumed longer lease-up period and reduced rent on the space of a former anchor tenant. The appraised value of Oakland Pointe decreased primarily as the result of a change in the interpretation of a lease clause and an increase in forecasted capital expenditures.

Competition
-----------

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

Employees
---------

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

Item 2.  Properties.
         ----------

As of December 31, 1998, the Registrant held 13 Investments in Properties.

                                     (in thousands)
                                       Historical
Property                                 Cost (1)
--------                              ------------

Cross Pointe Centre                      $ 14,583
Lincoln Square Apartments                  13,721
Gateway Square                              7,754
Summit Village                             37,747
Village Square                              7,157
Marina Bay Industrial Park                 11,306
Town Center Business Park                  45,187
Oakland Pointe Shopping Center             10,228
115 & 117 Flanders Road                    12,854
Three Riverside Drive                      10,747
Windmont Apartments                         8,162
Powell Street Plaza                        32,231
Westgate Distribution Center               14,156
                                         --------

     Total                               $225,833
                                         ========

(1) Historical cost is before accumulated depreciation and may not equal cash invested because of certain adjustments based on the application of generally accepted accounting principles. For historical cost purposes, properties are recorded at the lower of cost, net of impairment write-downs, or estimated fair value. (See Note 3 to the Consolidated Financial Statements.)

The Registrant determines the current value of each of its Investments in Properties quarterly based on independent appraisals of the underlying real estate using generally accepted valuation techniques. These appraisals are used to determine Net Asset Value per Unit on a quarterly basis and to prepare the Registrant's current value financial statements.

Each appraisal is based on numerous assumptions, limiting conditions and valuation techniques utilized by the independent appraisers retained by the Registrant. Two of the many assumptions utilized by the appraisers are the terminal capitalization rate and the discount rate. The terminal capitalization rate is used to estimate the reversionary proceeds to be received from the assumed sale of an investment at the end of a typical holding period. The discount rate is used to determine the net present value of the estimated annual cash flows of an investment, including the residual proceeds, over the holding period. Terminal capitalization rates utilized in the appraisals of the Investments in Properties at December 31, 1998 ranged from 8.5% to 11.00%. Discount rates utilized in the appraisals of the Investments in Properties at December 31, 1998 ranged from 10.75% to 13.00%.

Current Properties
A brief description of all Investments in Properties is set forth below. Neither the Registrant, if it owns a Property directly, nor any joint venture or partnership in which the Registrant has invested, have incurred any debt to acquire or maintain any of the Properties.

Cross Pointe Centre
-------------------

The Registrant owns Cross Pointe Centre, a community shopping center with approximately 211,345 square feet of net rentable space, located on a 25.8-acre site in Centerville, Ohio. As of December 31, 1998, the shopping center was 83% leased and 79% occupied.

Lincoln Square Apartments
-------------------------

The Registrant owns Lincoln Square Apartments, a 240-unit apartment project on a 12.7-acre site located in Arlington Heights, Illinois. As of December 31, 1998, the project was 99% leased and occupied.

Gateway Square
--------------

At December 31, 1998 the Registrant owned Gateway Square, a specialty retail center located in Hinsdale, Illinois. The center contains approximately 40,366 square feet of rentable space on a 3.7-acre site. As of December 31, 1998, the retail center was 96% leased and occupied. See Note 14 to the Consolidated Financial Statements regarding the subsequent sale of Gateway Square.

Summit Village
--------------

The Registrant owns Summit Village, a 366-unit apartment complex built in two phases on a 6.2-acre site in the Rosslyn area of Arlington County, Virginia. Historical leasing and occupancy information with respect to Summit Village for the five most recent years is as follows:

                      Leased                Occupied
                      ------                --------
         12/31/94       99%                    98%
         12/31/95       99%                    99%
         12/31/96       98%                    98%
         12/31/97       99%                    99%
         12/31/98       99%                    99%

The current leases generally have terms of seven or twelve months at monthly rental rates ranging from $1,082 to $1,442 per unit.

The Arlington County market includes approximately 13 Class A apartment communities with almost 5,000 units. Two new competitive high-rise apartment buildings have recently been added. Meridian at Ballston Apartments with 435 units has just completed lease-up and Courthouse Hill Apartments with 564 units has just begun lease-up, with minimal impact on Summit Village rents and occupancy.

Marina Bay Industrial Park
--------------------------

The Registrant owns a controlling general partnership interest in a limited partnership that owns the Marina Bay Industrial Park, a 165,780 square foot industrial park located in Richmond, California on an 8.6-acre site. The Marina Bay Industrial Park is a four-building complex that includes a rehabilitated industrial distribution building (approximately 103,680 square feet) and three newer research/development/light industrial buildings (approximately 62,100 square feet). As of December 31, 1998, the complex was 100% leased and occupied.

Village Square
--------------

The Registrant owns Village Square in Hazelwood, Missouri, a community shopping center that was converted to primarily back office use during 1998. It contains approximately 207,304 square feet of net rentable area on approximately 20 acres of land. As of December 31, 1998, the property was 89% leased and 58% occupied. A strategy for converting Village Square to non-traditional retail and back office space was implemented to capitalize on market demand and to generate better lease-up.

Town Center Business Park
-------------------------

The Registrant owns a controlling interest in a general partnership which owns and operates Town Center Business Park, totaling approximately 457,500 square feet of net rentable area on approximately 28 acres in Santa Fe Springs, California. Town Center Business Park was developed in two phases. Phase I consists of a three-story office building and six industrial buildings totaling approximately 323,100 rentable square feet. Phase II consists of a two-story office/service building and two industrial buildings containing approximately 134,400 square feet.

During 1999, sixteen leases covering 20% of the space in Town Center Business Park are scheduled to expire. Three tenants totaling 35,925 square feet have already renewed. One tenant occupying 4,733 square feet is vacating at the end of its lease term and lease negotiations are underway with a potential tenant. Renewal negotiations have begun with six tenants totaling 30,161 square feet. The remaining six tenants, comprising 4% of the space, expire in the latter part of the year, and these tenants will be contacted in the first and second quarters to commence renewal discussions. Also, the Registrant completed an office and an industrial lease for two new tenants in early 1999 for 1.4% of space in Town Center Business Park.

Town Center Business Park has no single tenant which occupies 10% or more of the rentable square footage. During 2000 and 2001, nineteen and eight leases, respectively, are scheduled to expire covering 23% and 16%, respectively, of the space in Town Center Business Park.

Historical leasing and occupancy information with respect to Town Center Business Park for the five most recent years is as follows:

                          Leased                Occupied
                          ------                --------
           12/31/94         76%                    74%
           12/31/95         84%                    72%
           12/31/96         85%                    83%
           12/31/97         93%                    92%
           12/31/98         93%                    89%

Average annualized rental rates for December 1998 were $11.16 per square foot as compared to $11.12 and $10.49 per square foot for December 1997 and 1996, respectively.

Oakland Pointe Shopping Center
------------------------------

The Registrant owns a portion of the Oakland Pointe Shopping Center, a shopping center containing approximately 434,150 square feet located on 49.8 acres in Pontiac, Michigan. The portion owned by the Registrant (the "Oakland Project") contains approximately 213,350 square feet of rentable area on approximately
32.1 acres. As of December 31, 1998, the Oakland Project was approximately 89% leased and occupied.

115 and 117 Flanders Road
-------------------------

The Registrant owns 115 and 117 Flanders Road, two buildings containing approximately 115,175 square feet of net rentable area and located on approximately 26.6 acres in Westborough, Massachusetts. Each building has a two-story office/research and development section and a one-story office/warehouse section. As of December 31, 1998, the buildings were 100% leased and occupied.

Three Riverside Drive
---------------------

The Registrant owns Three Riverside Drive, an office/research and development building containing approximately 91,350 square feet of rentable area located on approximately 8.8 acres in Andover, Massachusetts. As of December 31, 1998, the building was 73% leased and occupied.

Windmont Apartments
-------------------

The Registrant owns Windmont Apartments, a 178-unit apartment complex which is located on 6.8 acres in DeKalb County, Georgia. As of December 31, 1998, the complex was approximately 92% leased and 90% occupied.

Powell Street Plaza
-------------------

The Registrant owns Powell Street Plaza, a shopping center with approximately 169,551 square feet of rentable space, located on approximately 12.9 acres in Emeryville, California.

Certain governmental agencies in California, led by the Alameda County Health Care Services Agency (the "Agency"), delivered a letter (the "Request Letter") to the Registrant on June 4, 1993 requiring that it remediate certain soil and ground water contamination by petroleum hydrocarbons existing on the Powell Street property. The contamination is the result of a use of the property prior to its acquisition by the Registrant in 1990. Pursuant to the agreement under which the Registrant acquired Powell Street Plaza, the Registrant has made a demand on the former owner from which it acquired the property (the "Former Owner") to remediate the contamination. The Former Owner has agreed to respond to the governmental agencies. The Former Owner prepared a site characterization and submitted a remediation plan to the Alameda County Healthcare Services Agency, which have been approved. On October 15, 1997 the Agency determined the site was low risk and agreed to close the case pending an approved Long-term Site Management Plan. The Registrant is monitoring the process and anticipates that all costs of complying with the Request Letter will be borne by the Former Owner. The Registrant has hired its own consultant to analyze the extent of the pollution.

-------------------------------

During 1999, one lease expires covering 5% of the space, and during 2000 there are two leases scheduled to expire totaling 2% of the space. One lease expires in 2001 covering 4% of the space in Powell Street Plaza. Powell Street Plaza has two tenants with leases covering 10% or more of the rentable square footage of the property. The first lease, for 27,275 square feet, expires in 2009 and provided annual base rent of $382,017 (14% of total rent) in 1998. The lease contains two consecutive five-year options to renew. The second lease, for 25,025 square feet, expires in 2003 and provided annual base rent of $298,555 (11% of total rent) in 1998. The lease contains four consecutive five-year options to renew.

Historical leasing and occupancy information with respect to Powell Street Plaza for the five most recent years is as follows:

                          Leased                Occupied
                          ------                --------
           12/31/94        100%                   100%
           12/31/95        100%                   100%
           12/31/96         91%                    91%
           12/31/97         98%                    95%
           12/31/98        100%                   100%

Average annualized base rental rates for December 1998 were $17.27 per square foot as compared to $17.26 and $16.54 per square foot for December 1997 and 1996, respectively.

During 1996, a 450,000 square foot power center opened about one mile from Powell Street. Tenants at the new center include Home Depot, Sportmart and Toys-R-Us. The only direct competition is with Powell Street Plaza's Copeland Sports.

Westgate Distribution Center
----------------------------

The Registrant owns Westgate Distribution Center, which consists of three warehouse/distribution buildings totaling approximately 324,200 rentable square feet on 15.6 acres in Corona, California. As of December 31, 1998, the buildings were 100% leased and occupied.

Item 3.  Legal Proceedings.
         -----------------

Neither the Registrant nor any of the Registrant's Investments in Properties are subject to any material pending legal proceedings, except for the following lawsuits.

In November 1996, the Partnership and its general partners, Aetna/AREA Corporation and AREA GP Corporation (the "General Partners"), were named as defendants in two purported class action lawsuits filed in the Chancery Court of Delaware in New Castle County, entitled Bobbitt v. Aetna Real Estate Associates, L.P., et al and Estes v. Aetna Real Estate Associates, L.P., et al (collectively, the "Complaints"). The Complaints alleged, among other things, that management fees that have been paid and are paid to the General Partners are excessive and that a standstill agreement with a then tender offeror which had the effect of limiting the number of Partnership Units that would be the subject of any tender offer is unlawful.

On March 15, 1999, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement Agreement"), which was filed with and is subject to approval by the Delaware Chancery Court. Pursuant to the terms of the Settlement Agreement, the following actions will take place:

(1) Upon the "Final Date" (the date that the judgment is no longer subject to appeal) the Applicable Percentage, as defined in Section 6.6 of the Partnership Agreement, used to calculate the Investment Portfolio Fee per quarter which is paid to the General Partners, will be reduced by 0.0625% from that set forth in Section 6.6 of the Partnership Agreement (the "First Reduction"). The First Reduction will be effective on the Final Date and will be applied retroactively to the date of the execution of the Settlement Agreement. The First Reduction will result in a 0.25% reduction of the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement.

(2) Effective on the second anniversary of the Final Date, the Applicable Percentage will be reduced by an additional 0.0625% per quarter (the "Second Reduction"). The First and Second Reductions will apply cumulatively so that the annual Investment Portfolio Fee from the second anniversary of the Final Date through the termination of the Partnership will be a total of 0.50% below the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement.

(3) The General Partners will institute a marketing plan, market the Partnership's assets on a property-by-property basis and, subject to their fiduciary duties, determine whether or not the sale of any particular property should take place. The determination of whether to engage in the sale of one or more properties will reside solely within the discretion and business judgment of the General Partners, in accordance with their fiduciary duties.

(4) The Partnership shall make a special distribution no later than April 15, 1999 of at least $2,500,000 (or approximately $0.20 per Unit) of Partnership cash to limited partners holding Partnership Units as of the date of such distribution.

(5) The representative plaintiffs and the class will agree to release any and all claims, to the extent such claims relate to or arise out of the class action lawsuits, against the defendants to the fullest extent permitted by law. If the Settlement Agreement is approved by the Delaware Chancery Court and judgment is entered, the actions will be dismissed with prejudice.


(6) The representative plaintiffs or their counsel may submit an application to the Delaware Chancery Court for reimbursement by the Partnership of attorneys' fees in an amount not to exceed $2,000,000 and out-of-pocket expenses in an amount not to exceed $200,000.

      The Settlement Agreement is subject to approval by the Delaware Chancery Court, although there can be no assurance that the Court will approve the Settlement Agreement. A hearing to consider the Settlement Agreement is scheduled for May 19, 1999.

      This summary description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the Settlement Agreement which is filed with the Delaware Chancery Court.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

During the fourth quarter of the fiscal year ended December 31, 1998, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

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

As of March 1, 1999, the number of Unitholders was approximately 18,000.

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

Item 6.  Selected Financial Data.
         -----------------------

The following selected financial data of the Registrant have been selected by the General Partners and derived from the consolidated financial statements for the indicated periods, which have been audited by PricewaterhouseCoopers LLP, independent certified public accountants, whose report for the years 1998, 1997 and 1996 is included elsewhere herein. The information set forth below should be read in conjunction with the Registrant's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(Dollars in thousands, except per Unit data)
-------------------------------------------
                                               Years Ended December 31,

                                  1998        1997        1996        1995        1994
                                  ----        ----        ----        ----        ----
Revenue ......................$ 30,689    $ 29,597    $ 29,030    $ 28,438    $ 26,454
Operating Income before
Impairment of Investment
in Real Estate ...............   7,894       6,793       5,711       5,002       4,144
Impairment of Investment
   in Real Estate (a) ........   9,007           -           -       4,408           -
Operating Income (Loss) ......  (1,113)      6,793       5,711         594       4,144
Gain (Loss) on Sale of
Property .....................       -           -           -         (23)        355
Cash and Cash
  Equivalents ................  12,597      10,883       9,133       8,971       9,373
Total Assets (Historical
  Cost Basis) ................ 193,184     203,416     205,750     209,334     217,854
Total Assets (Current
  Value Basis) ............... 236,917     218,719     204,222     199,709     195,916
Rental Income ................  29,716      28,604      28,242      27,455      25,831
Interest Income ..............     538         404         336         367         301
Earnings (Loss) per
  Weighted Average Unit ......    (.09)        .53         .44         .04         .35
Cash Distributions per
Unit .........................     .72         .72         .72         .72         .91
Net Asset Value per
Unit .........................   18.12       16.71       15.59       15.24       14.96

(a) See Note 3 to the Consolidated Financial Statements with respect to accounting policy for permanent impairment of properties.

Item 7.  Management's  Discussion and Analysis of Financial Condition and
         -----------------------------------------------------------------
Results of Operations.
---------------------

Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Registrant had working capital reserves ("Reserves") of $7.6 million, including approximately $5.7 million retained from cash generated from operations in 1998. During the year ended December 31, 1998, the Partnership expended approximately $4.3 million for capital improvements. At December 31, 1998, the Registrant had approximately $2.6 million of outstanding commitments for capital improvements and approximately $3.0 million of projected capital improvements (collectively "Capital Costs") related to existing Investments in Properties. The projected capital improvements consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant expects to fund Capital Costs throughout 1999 from existing Reserves and the retention of a portion of cash generated from operations. The General Partners will continue to review the Reserves quarterly to determine whether cash distributions should be adjusted.

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

Year 2000
---------

The Year 2000 issue, which is common to most businesses, concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Registrant owns real estate assets, and in connection with the operation of such assets, utilizes certain software products and equipment such as accounting, heating, ventilating and cooling systems and security systems, which may or may not be Year 2000 compliant. A comprehensive risk-based plan designed to make such systems Year 2000 ready is currently being executed. The plan covers five stages, including:
(i) inventory, (ii) assessment, (iii) remediation, (iv) testing and certification, and (v) contingency planning, where appropriate. The inventory and assessment stages for the Registrant's real estate assets are currently underway. These phases are targeted for completion by mid-1999. Remediation, testing and certification of the systems, if necessary, and contingency planning are targeted for completion thereafter. Although it is not possible at present to give an estimate of the cost to the Registrant to remediate systems for Year 2000 issues, such costs are not expected to have a material adverse impact on the Registrant's long-term results of operations.

Communications are underway with the Registrant's critical external relationships to determine the extent to which the Registrant may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, contingency plans will be developed in an attempt to mitigate risks with respect to the failure of these entities to be Year 2000 ready. It is anticipated that the cost of vendor (particularly property management and related services) compliance with Year 2000 problems will be borne primarily by vendors. The effect, if any, on the Registrant's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

Results of Operations
---------------------

1998 versus 1997
----------------

Net income for the year ended December 31, 1998 decreased approximately $7,906,000 from 1997 resulting primarily from an impairment loss of approximately $9,007,000 reflected in the 1998 Consolidated Statement of Income
(Loss). Revenue increased approximately $1,092,000 from 1997, resulting from an increase in rental revenue at the majority of the residential and office/industrial properties. The most significant increases in rental revenue occurred at Village Square and Town Center Business Park, as a result of increased occupancy, and at 115 Flanders Road and Summit Village, as a result of an increase in rental rates. These increases were partially offset by certain decreases in rental revenue, as a result of decreases in occupancy, at Three Riverside Drive and Oakland Pointe Shopping Center. Other income for the year ended December 31, 1998 decreased approximately $154,000 from 1997 primarily because lease termination fees and settlement proceeds related to faulty roof construction were received during the year ended December 31, 1997.

Property operating expenses for the year ended December 31, 1998 decreased approximately $51,000 in comparison to 1997. The most significant decreases in operating expenses occurred at Village Square, relating primarily to decreased parking lot maintenance, and at Three Riverside Drive from lower utility expenses caused by two tenants assuming direct responsibility for their meters, and lower repair and maintenance expenses due to significant HVAC repairs during 1997. The investment portfolio fee increased approximately $137,000 due to an increase in the current value of net assets as discussed below, partially offset by a decrease in the fee percentage for properties held more than ten years. Bad debt expense for the year ended December 31, 1998 was approximately $320,000 due primarily to the write-off of certain tenant receivables and an increase in the allowance for doubtful accounts at Town Center Business Park.

Net Asset Value per Unit increased to $18.12 at December 31, 1998 from $16.71 at December 31, 1997. The increase in Net Asset Value per Unit is attributable to the increases in the appraised values of certain of the Registrant's properties, primarily Village Square, Town Center Business Park and Summit Village. The increase in appraised value of Summit Village is a result of an increase in market rents. The increase in appraised value of Village Square and Town Center Business Park is primarily due to improved occupancy and market rent assumptions. Village Square's appraised value is now based on the assumption that the property is converted to office use. Leasing at Village Square has improved with the conversion from retail to office use. These value increases were partially offset by a decrease in the appraised value of Cross Pointe Centre and Oakland Pointe Shopping Center. The decrease in appraised value at Cross Pointe Centre is due to an assumed longer lease-up period and reduced rent on the space of a former anchor tenant. The appraised value of

Oakland Pointe decreased primarily as the result of a change in the interpretation of a lease clause and an increase in forecasted capital expenditures.

1997 versus 1996
----------------

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

The Registrant made cash distributions, which were entirely from cash generated from operations, of $.72 per Unit to Unitholders for each of the years ended December 31, 1998 and 1997.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          ----------------------------------------------------------

Not applicable.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

See List of Financial Statements and Financial Statement Schedule on page
F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
Financial Disclosure.
---------------------

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

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

Item 11.  Executive Compensation.
          ----------------------

No compensation was paid by the Registrant to the officers or directors of either of the General Partners. See Item 13 below for a description of the compensation and fees paid to the General Partners and their affiliates by the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

As of March 1, 1999, no person was known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant. The Registrant has no directors or officers, and as of March 15, 1999, neither of the General Partners of the Registrant owns any Units, though together they own a 1% general partnership interest in the Registrant. As of March 1, 1999, no directors or officers of AREA GP beneficially owned any Units. As of March 1, 1999, no directors of Aetna/AREA owned any Units, and as of such date, officers of Aetna/AREA as a group beneficially owned approximately 232 Units, which constituted less than 1% of the outstanding Units.

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

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Registrant. The arrangements for payment of compensation and fees were not determined in arms-length negotiations with the Registrant. The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Registrant's investments. The fee is payable quarterly from available cash flow and may not exceed 2.5% per annum of net asset value. For the year ended December 31, 1998, Aetna/AREA and AREA GP were entitled to fees of $2,265,203 and $2,574,862, respectively, totaling $4,840,065.

During the year ended December 31, 1998, $347,439 was paid to Aetna Life Insurance Company, an affiliate of Aetna/AREA, primarily as reimbursement for insurance expense paid on behalf of the Registrant by Aetna Life Insurance Company to persons not affiliated with the Registrant.

Cash distributions paid to the General Partners during the year ended December 31, 1998 aggregated $92,542, which related to operations for the quarters ended December 31, 1997, March 31, 1998, June 30, 1998 and September 30, 1998.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------
         The following documents are filed as part of this report:

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

     (b) There were no reports on Form 8-K filed in the fourth quarter of fiscal year 1998.

     (c) See Exhibit Index contained herein.

     (d) See List of Financial Statements and Financial Statement Schedule included on page F-1.

                                INDEX TO EXHIBITS

Exhibit                                                                    Page
-------                                                                    ----
3.1  Form of Subscription Agreement (incorporated by reference to
     Post-Effective Amendment No. 15 to the Registrant's Registration
     Statement on Form S-11, File No. 33-2264) ..............................*

3.2 Revised Limited Partnership Agreement of the Registrant (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's
     Registration Statement on Form S-11, File No. 33-2264) .................*

3.3 Form of Certificate of Limited Partnership Interest (incorporated by reference to Post-Effective Amendment No. 14 to the Registrant's
     Registration Statement on Form S-11, File No. 33-2264) .................*

3.4 Form of Distribution Reinvestment Plan Election Card (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's
     Registration Statement on Form S-11, File No. 33-2264) .................*

4.1  Revised Depositary Agreement of the Registrant (incorporated by reference to Post-Effective Amendment No. 14 to the Registrant's
     Registration Statement on Form S-11, File No. 33-2264) .................*

4.2  See Exhibits 3.1, 3.2, 3.3, and 3.4 ....................................*

4.3 Distribution Reinvestment Plan of the Registrant (incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's
     Registration Statement on Form S-11, File No. 33-2264) .................*

4.4 Revised Form of Depositary Receipt of the Registrant (incorporated by reference to Post-Effective Amendment No. 17 to the Registrant's
     Registration Statement on Form S-11, File No. 33-2264) .................*

4.5 Form of Distribution Reinvestment Plan Administration Agreement (incorporated by reference to Post-Effective Amendment No. 8 to the
     Registrant's Registration Statement on Form S-11, File No. 33-2264) ....*

10.1 Revised Escrow Agreement (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form
     S-11, File No. 33-2264) ................................................*

10.2 See Exhibits 4.1 and 4.5 ...............................................*

* Incorporated by reference

10.3 Custody Agreement (incorporated by reference to Post-Effective
     Amendment No. 15 to the Registrant's Registration Statement on
     Form S-11, File No. 33-2264) ...........................................*

10.4 Processing Agreement (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form
     S-11, File No. 33-2264) ................................................*

10.5 Amendment to Revised Escrow Agreement, dated March 4, 1991
     (incorporated by reference to Form 10-K for the year ended December 31,
     1990) ..................................................................*

10.6 Amendment to Custody Agreement, dated March 4, 1991 (incorporated by reference to Form 10-K for the year ended December 31, 1990) ........*

10.7 Amendment to Processing Agreement, dated March 4, 1991 (incorporated by reference to Form 10-K for the year ended December 31, 1990) ........*

21   Subsidiaries of the Registrant (incorporated by reference to
     Post-Effective  Amendment No. 11 to the Registrant's Registration
     Statement on Form S-11, File No. 33-2264) ..............................*

* Incorporated by reference

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March 1999.

                                   Aetna Real Estate Associates, L.P.

                                   By: Aetna/AREA Corporation,
                                        General Partner

                                       By:/s/ Daniel R. Leary
                                          -------------------------
                                          Daniel R. Leary
                                          President



                                   By: AREA GP Corporation,
                                        General Partner

                                       By:/s/ Mark J. Marcucci
                                          --------------------------
                                          Mark J. Marcucci
                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                                  Title
     ---------                                  -----
/s/ Daniel R. Leary
----------------------         President (Principal Executive Officer)
Daniel R. Leary                and Director of Aetna/AREA Corporation

/s/ Carol M. Kuta
----------------------         Treasurer (Principal Financial Officer)
Carol M. Kuta                  and Comptroller of Aetna/AREA Corporation

/s/ James W. O'Keefe
----------------------         Chairman and Vice President of
James W. O'Keefe               Aetna/AREA Corporation

/s/ Dean A. Lindquist
----------------------         Assistant Treasurer and Assistant Comptroller of
Dean A. Lindquist
Aetna/AREA Corporation

/s/ Mark J. Marcucci
----------------------         Director and President of
Mark J. Marcucci               AREA GP Corporation

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                       ----------------------------------
                        (a Delaware limited partnership)

List of Financial Statements and Financial Statement Schedule            Page
-------------------------------------------------------------            ----

Report of Independent Accountants                                        F-2

Report of Realty Services International, Inc.                         F-3 - F-4

Consolidated Balance Sheets (Historical Cost and Current Value)
     December 31, 1998 and 1997                                          F-5

Consolidated Statements of Income (Loss) (Historical Cost)
     for the years ended December 31, 1998, 1997 and 1996                F-6

Consolidated Statements of Partners' Capital (Deficiency) (Historical
     Cost) for the years ended December 31, 1998, 1997 and 1996          F-7

Consolidated Statements of Partners' Capital (Deficiency) (Current
     Value) for the years ended December 31, 1998, 1997 and 1996         F-8

Consolidated Statements of Cash Flows (Historical Cost)
     for the years ended December 31, 1998, 1997 and 1996                F-9

Consolidated Current Value Basis Statements of Changes in Excess
     (Deficiency) of Current Value over Historical Cost for the years
     ended December 31, 1998, 1997 and 1996                              F-10

Notes to Consolidated Financial Statements                           F-11 - F-21

Report of Independent Accountants-
     Supplementary Information                                           F-22

The  following financial statement schedule of Aetna
     Real Estate Associates, L.P. required by Item 14 (d) is included in this Item 8:

Schedule III -- Real Estate and Accumulated Depreciation             F-23 - F-29

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted since:
(1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or
(3) the schedules are inapplicable.

PRICEWATERHOUSECOOPERS


                        Report of Independent Accountants



To the Unitholders of
Aetna Real Estate Associates, L.P.

We have audited the accompanying consolidated historical cost balance sheets of Aetna Real Estate Associates, L.P. ("the Partnership") as of December 31, 1998 and 1997, and the related consolidated historical cost statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the supplemental consolidated current value basis balance sheets of Aetna Real Estate Associates, L.P. as of December 31, 1998 and 1997, and the supplemental consolidated current value basis statements of partners' capital and changes in the excess of current value over historical cost for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the historical cost financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aetna Real Estate Associates, L.P. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

                                         PRICEWATERHOUSECOOPERS LLP

March 8, 1999, except for Note 15,
as to which the date is March 18, 1999

REALTY SERVICES INTERNATIONAL, INC.



March 8, 1999



PricewaterhouseCoopers
and the Unitholders of Aetna
Real Estate Associates, L.P.


Re:  Cross Pointe Center, Centerville, OH
     Windmont Apartments, DeKalb Co., GA
     Powell Street Plaza, Emeryville, CA
     Lincoln Marina Bay, Richmond, CA
     Village Square Shopping Center, Hazelwood, MO
     Andover Research Park, Andover, MA
     Metrowest Business Park I, Westborough, MA
     Metrowest Business Park II, Westborough, MA
     Gateway Square, Hinsdale, IL
     Oakland Pointe, Shopping Center, Pontiac, MI
     Summit Village, Rosslyn, VA
     Westgate Distribution Center, Corona, CA
     Town Center Business Park, Santa Fee Springs, CA
     Lincoln Square, Arlington Heights, IL

We have estimated the market value of certain real property (the "Properties") owned by Aetna Real Estate Associates, L.P. (the "Partnership") as of
December 31, 1998. The Properties consist of the 14 properties identified above.

Full annual valuation reports and quarterly update reports were performed for each of the Properties during 1998. In accordance with an on-going schedule, the dates for the full annual valuation varied from property to property during the course of the year. The quarterly valuations, which were more limited in scope, were based on, and subject to, the most recent full valuation. Each property was inspected at least once during the course of the assignment. The reports were prepared in accordance with the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute.

The aggregate market value estimate reported below is subject to the detailed assumptions and limiting conditions with respect to each property considered, or incorporated by reference, in the Appraisal with respect to such Property. The aggregate market value estimate is the sum of the individual property market values and does not reflect any premium or discount for the properties as a whole.

In our opinion, the aggregate market value of the Properties, as of December 31, 1998 was:

          TWO HUNDRED TWENTY-FIVE MILLION FIVE HUNDRED THOUSAND DOLLARS
                                 ($225,500,000)

Realty Services International, Inc. was not employed to provide legal analysis and assumes no responsibility for any matters of a legal nature. Realty Services International, Inc. was also not employed to perform engineering inspections and assumes no responsibility for structural and mechanical, electrical, or any other construction matters, or the ability of the underlying properties to withstand climatic or seismic disruptions.

Neither Realty Services International, Inc., its officers, nor any staff employed on the valuations have any known present or contemplated future interest in the Properties. We have no personal interest or bias with respect to the subject matter or the parties involved. To the best of our knowledge and belief, the facts upon which the analyses and conclusions are based are true and correct. Realty Services International, Inc.'s fee for the assignments was in no way contingent upon the values reported.

Sincerely,

REALTY SERVICES INTERNATIONAL, INC.



William C. Hersler, MAI
Manager, Appraisal Operations

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                           Consolidated Balance Sheets
                       (Historical Cost and Current Value)
                        As of December 31, 1998 and 1997
                                 (in thousands)

                                                 1998                      1997
                                         --------------------      -------------------
                                          Current                  Current
                                           Value   Historical        Value  Historical
                                         (Note 2)     Cost         (Note 2)    Cost
                                         --------  ----------      --------  ---------
Assets
------

Investments in real estate:
  Properties                             $223,343    $225,833      $206,777   $243,062
  Less accumulated depreciation
          and amortization                      -     (48,915)            -    (54,496)
                                         --------    --------      --------   --------
   Total investments in real estate       223,343     176,918       206,777    188,566

Cash and cash equivalents                  12,597      12,597        10,883     10,883
Rent and other receivables                    964       3,656         1,046      3,954
Other                                          13          13            13         13
                                         --------    --------      --------   --------

   Total assets                          $236,917    $193,184      $218,719   $203,416
                                         ========    ========      ========   ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Investment portfolio fee payable
   to related parties                    $  1,232    $  1,232      $  1,168   $  1,168
  Accounts payable and accrued expenses       525         525           463        463
  Accrued property taxes                      770         770           782        782
  Security deposits                         1,063       1,063           979        979
  Unearned income                             252         252           315        315
                                         --------    --------      --------   --------
   Total liabilities                        3,842       3,842         3,707      3,707
                                         --------    --------      --------   --------

Commitments (Note 13)

Partners' capital (deficiency):
  General Partners                            266        (171)           86        (67)
  Limited Partners                        232,809     189,513       214,926    199,776
                                         --------    --------      --------   --------
   Total partners' capital                233,075     189,342       215,012    199,709
                                         --------    --------      --------   --------

   Total liabilities and partners'
    capital                              $236,917    $193,184      $218,719   $203,416
                                         ========    ========      ========   ========

               The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
           Consolidated Statements of Income (Loss) (Historical Cost)
       For the Years Ended December 31, 1998, 1997 and 1996 (in thousands, except units and per unit amounts)

                                                  1998        1997        1996
                                                --------    --------    --------
Revenue:
  Rental                                        $ 29,716    $ 28,604    $ 28,242
  Interest                                           538         404         336
  Other income                                       435         589         452
                                                --------    --------    --------
                                                  30,689      29,597      29,030
                                                --------    --------    --------
Expenses:
  Property operating                              10,005      10,056       9,681
  Depreciation and amortization                    6,932       6,921       7,369
  Investment portfolio
   fee - related parties                           4,840       4,703       4,887
  General and administrative                         698         676         767
  Bad debt                                           320         448         615
                                                --------    --------    --------
                                                  22,795      22,804      23,319
                                                --------    --------    --------

Impairment of investment in real estate           (9,007)          -           -
                                                --------    --------    --------

   Net income (loss)                            $ (1,113)   $  6,793    $  5,711
                                                ========    ========    ========
Net income (loss) allocated:
    To the General Partners                     $    (11)   $     68    $     57
    To the Limited Partners                       (1,102)      6,725       5,654
                                                --------    --------    --------

                                                $ (1,113)   $  6,793    $  5,711
                                                ========    ========    ========
Weighted average number of
   limited partnership units
   outstanding                                12,724,547  12,724,547  12,724,547
                                              ==========  ==========  ==========
Earnings (Loss) per limited
   partnership unit                             $   (.09)   $    .53    $    .44
                                                ========    ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
   Consolidated Statements of Partners' Capital (Deficiency) (Historical Cost)
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                General     Limited
                                                Partners    Partners     Total
                                                --------    --------    --------
Balance at January 1, 1996                      $     85    $205,721    $205,806

   Net income                                         57       5,654       5,711

   Cash distributions                               (185)     (9,162)     (9,347)
                                                --------    --------    --------

Balance at December 31, 1996                         (43)    202,213     202,170

   Net income                                         68       6,725       6,793

   Cash distributions                                (92)     (9,162)     (9,254)
                                                --------    --------    --------

Balance at December 31, 1997                         (67)    199,776     199,709

   Net loss                                          (11)     (1,102)     (1,113)

   Cash distributions                                (93)     (9,161)     (9,254)
                                                --------    --------    --------

Balance at December 31, 1998                    $   (171)   $189,513    $189,342
                                                ========    ========    ========

              The accompanying notes are an integral part of these
                   consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency) (Current Value)
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                General     Limited
                                                Partners    Partners     Total
                                                --------    --------    --------
Balance at January 1, 1996                      $    (11)   $196,192    $196,181

   Net income                                         57       5,654       5,711

   Decrease in deficiency of current value over
     historical cost                                  81       8,016       8,097

   Cash distributions                               (185)     (9,162)     (9,347)
                                                --------    --------    --------

Balance at December 31, 1996                         (58)    200,700     200,642

   Net income                                         68       6,725       6,793

   Increase in excess of current value over
     historical cost                                 168      16,663      16,831

   Cash distributions                                (92)     (9,162)     (9,254)
                                                --------    --------    --------

Balance at December 31, 1997                          86     214,926     215,012

   Net loss                                          (11)     (1,102)     (1,113)

   Increase in excess of current value over
     historical cost                                 284      28,146      28,430

   Cash distributions                                (93)     (9,161)     (9,254)
                                                --------    --------    --------

Balance at December 31, 1998                    $    266    $232,809    $233,075
                                                ========    ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Consolidated Statements of Cash Flows (Historical Cost)
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                    1998        1997        1996
                                                    ----        ----        ----
 Cash flows from operating activities:
   Net income (loss)                            $ (1,113)   $  6,793    $  5,711
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                6,932       6,921       7,369
      Impairment of investment in real estate      9,007           -           -
      Bad debt expense                               320         448         615
      Deferred (accrued) rental income               216          68        (118)
      Increase (decrease) in cash arising
       from changes in operating assets and
       liabilities:
        Rent and other receivables                  (238)         17        (816)
        Investment portfolio fee payable
         to related parties                           64         (27)        (17)
        Accounts payable and accrued expenses         62           1          10
        Accrued property taxes                       (12)         16         (49)
        Security deposits                             84          45         110
        Unearned income                              (63)        126         (36)
                                                --------    --------    --------

      Net cash provided by operating activities   15,259      14,408      12,779
                                                --------    --------    --------

Cash flows from investing activities:
   Investments in real estate                     (4,291)     (3,404)     (3,270)
                                                --------    --------    --------
      Net cash used in investing activities       (4,291)     (3,404)     (3,270)
                                                --------    --------    --------

Cash flows from financing activities:
   Cash distributions                             (9,254)     (9,254)     (9,347)
                                                --------    --------    --------
      Net cash used in financing activities       (9,254)     (9,254)     (9,347)
                                                --------    --------    --------

Net increase in cash and cash equivalents          1,714       1,750         162

Cash and cash equivalents at beginning of year    10,883       9,133       8,971
                                                --------    --------    --------

Cash and cash equivalents at end of year        $ 12,597    $ 10,883    $  9,133
                                                ========    ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Current Value Basis Statements of Changes in
            Excess (Deficiency) of Current Value Over Historical Cost
              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

Deficiency of current value over historical cost at January 1, 1996       (9,625)

   Current value increase in properties                                    8,215
   Increase in accrued rent                                                 (118)
                                                                        --------
                                                                           8,097
                                                                        --------

Deficiency of current value over historical cost at December 31, 1996     (1,528)

   Current value increase in properties                                   16,763
   Decrease in accrued rent                                                   68
                                                                        --------
                                                                          16,831
                                                                        --------

Excess of current value over historical cost at December 31, 1997         15,303
                                                                        --------

   Current value increase in properties                                   19,207
   Write-down of properties for permanent impairment                       9,007
   Decrease in accrued rent                                                  216
                                                                        --------
                                                                          28,430
                                                                        --------

Excess of current value over historical cost at December 31, 1998       $ 43,733
                                                                        ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
                   Notes to Consolidated Financial Statements



1.  ORGANIZATION

    Aetna Real Estate Associates, L.P. ("the Partnership") was organized on September 11, 1986 as a limited partnership under the laws of the State of Delaware pursuant to a Certificate and Agreement of Limited Partnership (the "Partnership Agreement"), as amended and restated. The Partnership was formed for the purpose of making acquisitions in and operating certain types of residential and commercial real estate, either directly or through joint venture arrangements and, subject to certain limitations, making participating investments, construction loans and conventional mortgage loans. The Partnership's primary source of revenue is from rental real estate operations. The General Partners of the Partnership are Aetna/AREA Corporation ("Aetna/AREA"), an affiliate of Aetna Life Insurance Company, and AREA GP Corporation ("AREA GP"), an affiliate of Lehman Brothers Inc. The Partnership will continue until December 31, 2015 unless sooner terminated by law or in accordance with the terms of the Partnership Agreement.

2.  CURRENT VALUE BASIS FINANCIAL STATEMENTS

    Current Value Reporting
    -----------------------

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

    Bases of Valuation
    ------------------

    The following describes the bases of management's estimates of current values:

      o The current values of the Partnership's operating properties are determined by independent appraisers. Independent appraisals of each property are performed at the date of purchase and on a quarterly basis thereafter. The value of future cash payments from joint venture partners and additional capital costs, if any, are determined by management to the extent they have not been considered in the independent appraisals.

      o All other assets and liabilities are carried in the current value basis balance sheets at the lower of cost or net realizable value. Accrued rent related to scheduled rent increases and tenant concessions, included in rent and other receivables on the historical cost basis balance sheets, is deemed to have a net realizable value of zero on a current value basis.

      o The aggregate difference between the current value basis and historical cost basis of the Partnership's assets and liabilities is reflected in the partners' capital accounts in the current value basis balance sheets. The components of this difference at December 31, 1998 and 1997 are as follows:

                                                                1998        1997
                                                                ----        ----
                                                                 (in thousands)
          Properties                                        $ 46,425    $ 18,211
          Accrued rent                                        (2,692)     (2,908)
                                                            --------    --------
          Excess of current value over historical cost      $ 43,733    $ 15,303
                                                            ========    ========

3.  SIGNIFICANT ACCOUNTING POLICIES

    Financial Statements
    --------------------

    The Partnership has a controlling interest in each of its joint venture investments and, therefore, has consolidated the accounts of such joint ventures in the financial statements. The consolidated financial statements for 1998, 1997 and 1996 include the accounts of the Partnership and its joint ventures Lincoln Marina Bay and Town Center Associates. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Properties
    ----------

    The Partnership regularly evaluates the carrying value of its properties. During the fourth quarter of 1998, permanent impairments totaling approximately $9,007,000 were recorded to write-down the carrying value of two investment properties to their estimated fair value. This amount is reflected in the 1998 Consolidated Statement of Income (Loss). At December 31, 1998 each property's estimated undiscounted cash flows over the expected holding period was less than the asset's carrying value. The estimated fair value represents the property's current value, as discussed in Note 2. There were no such write-downs required in 1997 or 1996.

    Investments in properties, which the Partnership has the intent to hold for the production of income, are carried at depreciated cost, which includes the initial purchase price of the property, plus closing costs, legal fees, and other miscellaneous acquisition costs, net of impairment write-downs. Properties will be considered held for sale at the time management accepts a purchase offer or otherwise commits to the sale of a property. Properties to be disposed of are carried at the lower of depreciated cost or fair value less estimated selling costs. Leases are accounted for under the operating method where rental income is recognized on a straight-line basis. Lease termination fees are included in income in the period in which the fee is received. Expenses including advertising, maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective depreciable properties and improvements, ranging from 5 to 40 years for land improvements; 10 to 50 years for building and improvements; and 3 to 10 years for personal property, furniture, fixtures and equipment. Leasing commissions and tenant improvements are amortized over the life of the respective leases or the lives of the improvements, whichever is shorter. Properties to be disposed of are not depreciated.

    Use of Estimates
    ----------------

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

    Cash Equivalents
    ----------------

    For purposes of the consolidated statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are restricted security deposits of $87,519 and $77,041 at December 31, 1998 and 1997, respectively. Also, included in cash and cash equivalents at December 31, 1998 and 1997 was $6,689,916 and $8,742,070,
    respectively, held in a mutual fund utilizing investments such as commercial paper, certificates of deposit and government obligations, which are carried at market value. The cost of cash equivalents approximates fair value at December 31, 1998 and 1997.

    At December 31, 1998 and 1997, approximately $1,023,000 and $852,000, respectively, of the bank balances of the Partnership's checking and money market accounts were insured by the Federal Deposit Insurance Corporation ("FDIC") while approximately $5,834,000 and $1,612,000, respectively, were uninsured. Included in the uninsured bank balances was approximately $4,522,000 and $832,000 held at one major financial institution at December 31, 1998 and 1997, respectively. The remainder of the uninsured balances were held in multiple banks, minimizing the risk of an isolated bank failure.

    Income Taxes
    ------------

    No provision for federal or state income taxes has been made in the financial statements since income, losses and tax credits are generally passed through to the individual partners.

    Earnings Per Limited Partnership Unit
    -------------------------------------

    Earnings per unit is based upon net income allocated to the Limited Partners and their weighted average number of units outstanding during the year.

4.  RENT AND OTHER RECEIVABLES

    Rent and other receivables at December 31, 1998 and 1997 are summarized as follows:

                                                        1998                      1997
                                              -----------------------   -----------------------
                                               Current     Historical    Current     Historical
                                                Value        Cost         Value        Cost
                                              ----------   ----------   ----------   ----------
    Rent and reimbursements receivable        $1,626,087   $1,626,087   $1,507,848   $1,507,848
    Prepaid and other receivables                235,475      235,475      269,960      269,960
    Accrued rent                                       -    2,691,723            -    2,907,877
                                              ----------   ----------   ----------   ----------
                                               1,861,562    4,553,285    1,777,808    4,685,685
    Less: allowance for doubtful accounts       (897,084)    (897,084)    (731,856)    (731,856)
                                              ----------   ----------   ----------   ----------

    Total rent and other receivables          $  964,478   $3,656,201   $1,045,952   $3,953,829
                                              ==========   ==========   ==========   ==========

5.  PARTNERSHIP ALLOCATIONS

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

6.  JOINT VENTURES

    The Partnership was a general partner in two consolidated joint ventures as of December 31, 1998, 1997 and 1996. The joint venture agreements in existence as of December 31, 1998 provide the Partnership with priority cash payments from operations of the joint ventures ranging from 9% to 13% per annum on all funds contributed by the Partnership to the extent sufficient cash flows are generated by the underlying properties. Any cash flows in excess of these payments to the Partnership will be distributed to the Partnership and its joint venture partners in accordance with their joint venture interests. The Partnership's interests in its joint ventures range from 50% to 80%.

7.  CAPITAL CONTRIBUTIONS/DISTRIBUTIONS

    The Partnership initially offered up to $300,000,000 of depositary partnership units representing units of limited partnership interests and an additional $30,000,000 of units pursuant to the Partnership's Distribution Reinvestment Plan ("DRIP"). Pursuant to such Plan, Unitholders were entitled to elect to have their Partnership distributions reinvested in new units.

    Effective January 1, 1991, the Partnership suspended its initial offering of $300,000,000 of units. In March 1992, the Partnership terminated the offering and suspended sales of units pursuant to the DRIP. During 1993, the Partnership received a favorable response to a no-action request submitted to the Securities and Exchange Commission regarding its ability to continue to sell units pursuant to the DRIP without registration of such units under the Securities Act of 1933, as amended. As of December 31, 1998, the Partnership had not reopened sales of units pursuant to the DRIP. No additional units were issued since 1991. Information related to Unitholders' distributions for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                   Cash Distributions
                                   ------------------
                                  Paid        Per Unit
                                  ----        --------
                   1998        $9,161,674      $ .72
                   1997         9,161,674        .72
                   1996         9,161,674        .72

    Cash distributions paid to the General Partners during the year ended December 31, 1998 aggregated $92,542 which related to operations for the quarters ended December 31, 1997, March 31, 1998, June 30, 1998 and September 30, 1998. Cash distributions paid to the General Partners during the year ended December 31, 1997 aggregated $92,542, which related to operations for the quarters ended December 31, 1996, March 31, 1997, June 30, 1997 and September 30, 1997.

8.  TRANSACTIONS WITH AFFILIATES

    Investment Portfolio Fee
    ------------------------

    The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. As specified in the Partnership Agreement, the fee is determined by applying various percentages to the portion of net asset value attributable to committed and uncommitted funds available for investment. The fee is payable quarterly from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. See Note 15 with respect to future reductions of fees. For the years ended December 31, 1998, 1997 and 1996, Aetna/AREA and AREA GP were entitled to fees as follows:

                   Aetna/AREA          AREA GP
                   ----------         --------
           1998    $2,265,203        $2,574,862
           1997     2,059,243         2,643,952
           1996     1,972,562         2,914,167

    Other
    -----

    The General Partners are entitled to reimbursement of expenses paid on behalf of the Partnership incurred in connection with the investments and operation of the Partnership. Reimbursable expenses of $347,439, $399,840 and $411,675, which consist primarily of insurance expense paid to a third party, were reimbursed during 1998, 1997 and 1996 respectively, to an affiliate of Aetna/AREA.

9.  LEASE AGREEMENTS

    At December 31, 1998, the Partnership's principal assets subject to lease agreements consisted of shopping centers, apartment complexes, business parks and industrial parks. Apartment leases generally have terms of 6 to 12 months and provide for a fixed minimum rent. Leases with shopping center, industrial park and business park tenants generally range in term from 1 to 10 years and provide for fixed minimum rent and reimbursement of their proportionate share of operating expenses. Included in rental revenue are $3,630,246, $3,803,939 and $3,956,228 primarily consisting of expense reimbursements for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, various leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. Percentage rent included in rental revenue is $438,369, $329,730 and $458,715 for the years ended December 31, 1998, 1997 and 1996, respectively. The following table is a schedule of minimum future rents to be received under noncancelable operating leases:

                     Year ending December 31,
                     ------------------------
                     1999         $17,200,091
                     2000          15,358,781
                     2001          13,033,060
                     2002          11,043,547
                     2003           8,678,897
                     Thereafter    18,442,476
                                  -----------

                     Total        $83,756,852
                                  ===========

10. NET ASSET VALUE PER UNIT

    Prior to the termination of the Offering and the Remarketing Opportunity and the suspension of the DRIP in 1992, units offered to new Unitholders or issued pursuant to the DRIP were purchased at Net Asset Value per unit as defined in the Partnership Agreement. As discussed in Note 7, the Partnership had not reopened sales of units pursuant to the DRIP as of December 31, 1998. The Net Asset Value per unit calculated in accordance with the Partnership Agreement, is summarized as of December 31, 1998 and 1997 as follows:

                                                              1998           1997
                                                              ----           ----
      Limited Partners' capital - current value basis     $232,808,194    $214,925,972
      Cash to be distributed to Limited Partners            (2,290,418)     (2,290,418)
                                                          ------------    ------------
                                                          $230,517,776    $212,635,554
                                                          ============    ============

      Units outstanding                                     12,724,547      12,724,547
                                                          ============    ============

      Net Asset Value per unit                            $      18.12    $      16.71
                                                          ============    ============

11. SUPPLEMENTARY INFORMATION

    Maintenance and repairs, real estate taxes and advertising costs included in property operating expenses for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                             1998           1997           1996
                                                             ----           ----           ----
      Maintenance and repairs                         $ 1,094,871    $ 1,261,142    $ 1,085,405
      Real estate taxes                                 3,021,543      3,010,819      2,898,371
      Advertising costs                                   375,714        374,395        296,932


12. RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION

    The following is a reconciliation of net income for financial statement purposes to net income (loss) for federal income tax purposes for the years ended December 31, 1998, 1997 and 1996:

                                                             1998           1997           1996
                                                             ----           ----           ----
      Net income (loss) per financial statements      $(1,112,562)   $ 6,792,869    $ 5,710,699
      Joint venture net income for tax purposes
       in excess of (less than) joint venture net
       income per financial statements                    491,758        374,786        (38,240)
      Depreciation deducted for tax purposes
        less than depreciation expense per
        financial statements                              143,694        681,231        673,968
      Permanent impairment not deductible
        for tax purposes                                9,006,619              -              -
      Rental income related to accrued rent
        on wholly owned properties                         16,460        109,467        130,895
      Bad debt expense deducted per financial
        statements in excess of (less than) bad
        debt expense deducted for tax purposes            (79,323)       131,291       (415,238)
      Other                                               (35,137)        20,597        (22,829)
                                                      -----------    -----------    -----------

      Taxable net income                              $ 8,431,509    $ 8,110,241    $ 6,039,255
                                                      ===========    ===========    ===========

    The following is a reconciliation of partners' capital (historical cost) for financial statement purposes to partners' capital for federal income tax purposes as of December 31, 1998, 1997 and 1996:

                                                          1998           1997           1996
                                                          ----           ----           ----
      Partners' capital per financial statements     $189,342,090   $199,708,868   $202,170,215
      Adjustment for cumulative difference
        between tax basis net income and net
        income (loss) per financial statements         22,036,660     12,492,589     11,175,217
                                                     ------------   ------------   ------------

      Partners' capital per tax return               $211,378,750   $212,201,457   $213,345,432
                                                     ============   ============   ============

13. COMMITMENTS

      As of December 31, 1999, the Partnership had outstanding commitments of approximately $2.6 million relating to previously acquired investments. Of this amount, $1.8 million relates to the Partnership's commitment to fund additional tenant improvements, leasing commissions, and other capital projects at Village Square, and $.5 million relates to the Partnership's commitment to fund additional leasing commissions, tenant and building improvements at certain retail properties.

14. SUBSEQUENT EVENTS

    Capital Contributions/Distributions
    -----------------------------------

    In February 1999, the Partnership declared cash distributions aggregating $2,313,554 ($.18 per Unit) pertaining to the period from October 1, 1998 to December 31, 1998, which was distributed on or about February 19, 1999.

    Gateway Square Sale
    -------------------

    On March 17, 1999 Gateway Square was sold to an unaffiliated party for a gross sales price of $6,940,000. After closing costs and adjustments, net cash proceeds to the Partnership were approximately $6,490,000. Gain on sale of approximately $1,210,000 will be recognized in the financial statements of the first quarter of 1999. The General Partners expect to distribute a portion of the net proceeds in the form of a special distribution during the first or second quarter of 1999.

15. LITIGATION

    In November 1996, the Partnership and its general partners, Aetna/AREA Corporation and AREA GP Corporation (the "General Partners"), were named as defendants in two purported class action lawsuits filed in the Chancery Court of Delaware in New Castle County, entitled Bobbitt v. Aetna Real Estate Associates, L.P., et al and Estes v. Aetna Real Estate Associates, L.P., et al (collectively, the "Complaints"). The Complaints alleged, among other things, that management fees that have been paid and are paid to the General Partners are excessive and that a standstill agreement with a then tender offeror which had the effect of limiting the number of Partnership Units that would be the subject of any tender offer is unlawful.

    On March 15, 1999, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement Agreement"), which was filed with and is subject to approval by the Delaware Chancery Court. Pursuant to the terms of the Settlement Agreement, the following actions will take place:

    (1) Upon the "Final Date" (the date that the judgment is no longer subject to appeal) the Applicable Percentage, as defined in Section 6.6 of the Partnership Agreement, used to calculate the Investment Portfolio Fee per quarter which is paid to the General Partners, will be reduced by 0.0625% from that set forth in Section 6.6 of the Partnership Agreement (the "First Reduction"). The First Reduction will be effective on the Final Date and will be applied retroactively to the date of the execution of the Settlement Agreement. The First Reduction will result in a 0.25% reduction of the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement.

    (2) Effective on the second anniversary of the Final Date, the Applicable Percentage will be reduced by an additional 0.0625% per quarter (the "Second Reduction"). The First and Second Reductions will apply cumulatively so that the annual Investment Portfolio Fee from the second anniversary of the Final Date through the termination of the Partnership will be a total of 0.50% below the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement.

    (3) The General Partners will institute a marketing plan, market the Partnership's assets on a property-by-property basis and, subject to their fiduciary duties, determine whether or not the sale of any particular property should take place. The determination of whether to engage in the sale of one or more properties will reside solely within the discretion and business judgment of the General Partners, in accordance with their fiduciary duties.

    (4) The Partnership shall make a special distribution no later than April 15, 1999 of at least $2,500,000 (or approximately $0.20 per Unit) of Partnership cash to limited partners holding Partnership Units as of the date of such distribution.

    (5) The representative plaintiffs and the class will agree to release any and all claims, to the extent such claims relate to or arise out of the class action lawsuits, against the defendants to the fullest extent permitted by law. If the Settlement Agreement is approved by the Delaware Chancery Court and judgment is entered, the actions will be dismissed with prejudice.

    (6) The representative plaintiffs or their counsel may submit an application to the Delaware Chancery Court for reimbursement by the Partnership of attorneys' fees in an amount not to exceed $2,000,000 and out-of-pocket expenses in an amount not to exceed $200,000.

    The Settlement Agreement is subject to approval by the Delaware Chancery Court, although there can be no assurance that the Court will approve the Settlement Agreement. A hearing to consider the Settlement Agreement is scheduled for May 19, 1999.

    This summary description of the Settlement Agreement does not purport to be complete and is qualified in its entirety by reference to the Settlement Agreement which is filed with the Delaware Chancery Court.

    The Partnership will record as an expense for the three months ended March 31, 1999 the attorney's fees and out-of-pocket expenses referred to in (6) above.

PRICEWATERHOUSECOOPERS

          Report of Independent Accountants - Supplementary Information


To the Unitholders of
Aetna Real Estate Associates, L.P.

In connection with our audits of the consolidated financial statements of Aetna Real Estate Associates, L.P. as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, which financial statements are included herein, we have also audited the related financial statement schedule listed in the index on page F-1 herein.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                  PRICEWATERHOUSECOOPERS LLP



March 8, 1999, except for Note 15,
as to which the date is March 18, 1999

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                             As of December 31, 1998

                                                                    Costs Capitalized               Gross Amount at Which
                                          Initial Cost          Subsequent to Acquisition           Carried at End of Year
                                    --------------------------  -------------------------  ----------------------------------------

                          Encum-                   Building &                Building &                   Building &
Description               brances       Land      Improvements     Land     Improvements      Land       Improvements    Total (a)
----------------------    -------   -----------   ------------   --------   ------------   -----------   ------------   -----------
Partnership Owned:

Cross Pointe (b)          $     -   $ 3,300,000   $ 12,200,000   $ 16,751   $   (933,750)  $ 3,316,751   $ 11,266,250  $ 14,583,001
Shopping Center
Centerville, OH

Gateway Square                  -     1,516,679      5,377,320        799        858,995     1,517,478      6,236,315     7,753,793
Shopping Center
Hinsdale, IL

Lincoln Square                  -     1,859,283     11,102,944      1,660        757,670     1,860,943     11,860,614    13,721,557
Apartment Complex
Arlington Heights, IL

Oakland Pointe (b)              -     3,412,062     16,981,319     12,552    (10,177,933)    3,424,614      6,803,386    10,228,000
Shopping Center
Pontiac, MI

Summit Village                  -     5,395,408     30,154,302    116,350      2,081,298     5,511,758     32,235,600    37,747,358
Apartment Complex
Rosslyn, VA

                           See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Schedule III - Real Estate and Accumulated Depreciation (Continued)
                             As of December 31, 1998

                                                                    Costs Capitalized               Gross Amount at Which
                                          Initial Cost          Subsequent to Acquisition           Carried at End of Year
                                    --------------------------  -------------------------  ----------------------------------------

                          Encum-                   Building &                Building &                   Building &
Description               brances       Land      Improvements     Land     Improvements      Land       Improvements    Total (a)
----------------------    -------   -----------   ------------   --------   ------------   -----------   ------------   -----------
Partnership Owned (Cont'd)

Three Riverside Drive           -     1,722,156      7,389,779    (22,892)     1,658,094     1,699,264      9,047,873    10,747,137
Office/R&D Bldg.
Andover, MA

Village Square                  -     2,710,355      4,103,802    285,346         57,422     2,995,701      4,161,224     7,156,925
Office Building
Hazelwood, MO

Windmont Apartments             -     1,429,226      6,093,017     28,430        611,090     1,457,656      6,704,107     8,161,763
Apartment Complex
Atlanta, GA

115 & 117 Flanders Rd           -     2,369,342      8,947,868      7,016      1,529,282     2,376,358     10,477,150    12,853,508
R&D Warehouse Bldgs.
Westborough, MA

Powell Street Plaza             -     9,196,813     20,167,160    (68,973)     2,935,667     9,127,840     23,102,827    32,230,667
Shopping Center
Emeryville, CA

                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Schedule III - Real Estate and Accumulated Depreciation (Continued)
                             As of December 31, 1998

                                                                    Costs Capitalized               Gross Amount at Which
                                          Initial Cost          Subsequent to Acquisition           Carried at End of Year
                                    --------------------------  -------------------------  ----------------------------------------

                          Encum-                   Building &                Building &                   Building &
Description               brances       Land      Improvements     Land     Improvements      Land       Improvements    Total (a)
----------------------    -------   -----------   ------------   --------   ------------   -----------   ------------   -----------
Partnership Owned (Cont'd)

Westgate Distribution
Center                          -     3,916,801      6,047,987     18,474      4,173,107     3,935,275     10,221,094    14,156,369
Industrial Park
Corona, CA

Consolidated Ventures:

Marina Bay                      -     1,777,110      5,212,740    166,987      4,148,786     1,944,097      9,361,526    11,305,623
Industrial Park
Richmond, CA

Town Center                     -    10,880,641     19,198,867     94,939     15,012,981    10,975,580     34,211,848    45,187,428
Business Park
Santa Fe Springs, CA
                          -------   -----------   ------------   --------   ------------   -----------   ------------  ------------
                          $     -   $49,485,876   $152,977,105   $657,439   $ 22,712,709   $50,143,315   $175,689,814  $225,833,129
                          =======   ===========   ============   ========   ============   ===========   ============  ============

                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)
                             As of December 31, 1998

                                                                              Life on which
                                                                             Depreciation in
                                                                              Latest Income
                           Accumulated            Date of           Date        Statement
Description               Depreciation (a)     Construction       Acquired     is Computed
-----------               ----------------     ------------       --------     -----------
Cross Pointe (b)
Shopping Center
Centerville, OH                $         -             1985        10/3/86         40 years


Gateway Square
Shopping Center
Hinsdale, IL                     2,269,365             1986       11/21/86         33 years

Lincoln Square
Apartment Complex
Arlington Heights, IL            4,864,145             1986       11/14/86         33 years

Oakland Pointe (b)
Shopping Center
Pontiac, MI                              -             1987        1/26/88         33 years

Summit Village
Apartment Complex                9,558,547        1987/1989     6/9/87 and         40 years
Rosslyn, VA                                                     8/31/89

Three Riverside Drive
Office/R&D Bldg.
Andover, MA                      3,329,733             1986         2/8/88         33 years

See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)
                             As of December 31, 1998

                                                                              Life on which
                                                                             Depreciation in
                                                                              Latest Income
                           Accumulated            Date of           Date        Statement
Description               Depreciation (a)     Construction       Acquired     is Computed
-----------               ----------------     ------------       --------     -----------
Partnership Owned (Cont'd)

Village Square
Office Building
Hazelwood, MO                      683,718        1961/1988        6/24/87         33 years

Windmont Apartments
Apartment Complex
Atlanta, GA                      2,244,407             1989        7/18/89         33 years

115 & 117 Flanders Rd.
R&D Warehouse Bldgs.             3,565,621        1986/1988     2/8/88 and         33 years
Westborough, MA                                                 8/31/89

Powell Street Plaza
Shopping Center
Emeryville, CA                   6,490,134             1988        2/16/90         33 years

Westgate Distribution
Center
Industrial Park
Corona, CA                       2,726,649             1989        2/22/90         50 years

                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)
                             As of December 31, 1998

                                                                              Life on which
                                                                             Depreciation in
                                                                              Latest Income
                           Accumulated            Date of           Date        Statement
Description               Depreciation (a)     Construction       Acquired     is Computed
-----------               ----------------     ------------       --------     -----------
Consolidated Ventures:

Marina Bay
Industrial Park
Richmond, CA                     3,190,249        1962/1987        6/30/87         50 years

Town Center
Business Park
Santa Fe Springs, CA             9,992,133             1982       12/18/87         33 years

                               -----------
                               $48,914,701 (c)
                               ===========

                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                              Notes to Schedule III


(a) Reconciliation of the carrying amount of real estate investments and accumulated depreciation for the years ended December 31, 1998, 1997, and 1996 is as follows:

                                                          1998          1997          1996
                                                     ------------   ------------   ------------
    Balance of real estate investments
      at beginning of year                           $243,061,496   $239,888,792   $237,333,658
    Additions during year:
    Improvements and additions                          4,290,989      3,369,864      3,304,120
    Deductions during year:
    Impairment (b)                                     (9,006,619)             -              -
    New basis adjustment (b)                          (12,404,058)             -              -
    Other (1)                                            (108,679)      (197,160)      (748,986)
                                                     ------------   ------------   ------------
    Balance of real estate investments
      at close of year                               $225,833,129   $243,061,496   $239,888,792
                                                     ============   ============   ============

    Balance of accumulated depreciation
      at beginning of year                           $ 54,495,592   $ 47,771,997   $ 41,152,009
    Depreciation expense                                6,931,846      6,920,755      7,368,974
    New basis adjustment (b)                          (12,404,058)             -              -
    Other (1)                                            (108,679)      (197,160)      (748,986)
                                                     ------------   ------------   ------------
    Balance of accumulated depreciation
      at close of year                               $ 48,914,701   $ 54,495,592   $ 47,771,997
                                                     ============   ============   ============


    (1) Write-off of tenant improvements and leasing commissions for vacated tenants.


(b) In 1998, two properties were written-down for permanent impairments aggregating $9,006,619. Accumulated depreciation and amortization totaling $12,404,058 at the time of the permanent impairments has been adjusted against each property's respective cost.

(c) For Federal income tax purposes, the aggregate cost of land, buildings and improvements is $249,180,581. The amount of accumulated depreciation on real property for Federal income tax purposes is $59,293,009.