Form 10-Q
period 1999-03-31
AETNA REAL ESTATE ASSOCIATES L P
filed 1999-05-17
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


             ---
             /X/    Quarterly Report Under Section 13 or 15 (d) of
             ---          the Securities Exchange Act of 1934

             For the quarter ended:          March 31, 1999
                                             --------------

                                       OR
             ---
             / /    Transition Report Under Section 13 or 15 (d) of
             ---           the Securities Exchange Act of 1934

             For the transition period from:            to
                                             ----------    ----------


                         Commission file number: 0-14986
                                                 -------


                       AETNA REAL ESTATE ASSOCIATES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             11-2827907
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


242 Trumbull Street, Hartford, Connecticut                        06103
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (860) 275-2178
                                                     --------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                           Consolidated Balance Sheets
                   As of March 31, 1999 and December 31, 1998
                                 (in thousands)


                                                      March 31,     December 31,
                                                        1999            1998
                                                     (unaudited)
                                                      ---------     -----------
Assets
------
Investments in real estate:
  Properties                                           $219,231      $225,833
  Less accumulated depreciation
         and amortization                               (48,275)      (48,915)
                                                       --------      --------
      Total investments in real estate                  170,956       176,918

Cash and cash equivalents                                20,094        12,597
Rent and other receivables                                3,537         3,656
Other                                                        13            13
                                                       --------      --------

      Total assets                                     $194,600      $193,184
                                                       ========      ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Investment portfolio fee payable
    to related parties                                 $  1,237      $  1,232
  Distributions payable                                   2,571             -
  Accrued litigation costs                                2,400             -
  Accounts payable and accrued expenses                     557           525
  Accrued property taxes                                    935           770
  Security deposits                                         985         1,063
  Unearned income                                           293           252
                                                       --------      --------
      Total liabilities                                   8,978         3,842
                                                       --------      --------

Partners' capital (deficiency):
  General Partners                                         (208)         (171)
  Limited Partners                                      185,830       189,513
                                                       --------      --------

      Total partners' capital                           185,622       189,342
                                                       --------      --------

      Total liabilities and partners' capital          $194,600      $193,184
                                                       ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 1999 and 1998
               (in thousands, except units and per unit amounts)
                                   (unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1999            1998
                                                        -------         -------
Revenue:
  Rental                                                $ 7,810         $ 7,419
  Interest                                                  145             128
  Other income                                               70              78
                                                        -------         -------
                                                          8,025           7,625
                                                        -------         -------

Expenses:
  Property operating                                      2,459           2,427
  Depreciation and amortization                           1,629           1,713
  Investment portfolio fee - related parties              1,237           1,185
  General and administrative                                191             136
  Bad debt                                                   83              39
                                                        -------         -------
                                                          5,599           5,500
                                                        -------         -------

Legal expenses - litigation                              (2,472)              -

Gain on sale of property                                  1,211               -
                                                        -------         -------

  Net income                                            $ 1,165         $ 2,125
                                                        =======         =======

Net income allocated:
  To the General Partners                               $    12         $    21
  To the Limited Partners                                 1,153           2,104
                                                        -------         -------

                                                        $ 1,165         $ 2,125
                                                        =======         =======


Weighted average number of limited
   partnership units outstanding                     12,724,547      12,724,547
                                                    ===========     ===========

Earnings per limited partnership unit               $       .09     $       .17
                                                    ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Statements of Partners' Capital (Deficiency)
               For the Three Months Ended March 31, 1999 and 1998
                           (in thousands - unaudited)


                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------    --------
Balance at January 1, 1999                      $(171)     $189,513    $189,342

  Distributions                                   (49)       (4,836)     (4,885)

  Net income                                       12         1,153       1,165
                                                -----      --------    --------

Balance at March 31, 1999                       $(208)     $185,830    $185,622
                                                =====      ========    ========


Balance at January 1, 1998                      $ (67)     $199,776    $199,709

  Distributions                                   (23)       (2,291)     (2,314)

  Net income                                       21         2,104       2,125
                                                -----      --------    --------

Balance at March 31, 1998                       $ (69)     $199,589    $199,520
                                                =====      ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 1999 and 1998
                           (in thousands - unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1999            1998
                                                        -------         -------
Cash flows from operating activities:
  Net income                                            $ 1,165         $ 2,125
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                         1,629           1,713
    Gain on sale of property                             (1,211)              -
    Bad debt expense                                         83              39
    Accrued rental income                                    94             (29)
    Increase (decrease) in cash arising from
     changes in operating assets and liabilities:
      Rent and other receivables                            (58)           (113)
      Investment portfolio fee payable to
        related parties                                       5              17
      Accounts payable and accrued expenses                  32             (52)
      Accrued litigation costs                            2,400               -
      Accrued property taxes                                165             243
      Security deposits                                     (78)             36
      Unearned income                                        41             (34)
                                                        -------         -------
        Net cash provided by operating activities         4,267           3,945
                                                        -------         -------

Cash flows from investing activities:
  Net proceeds from sale of property                      6,712               -
  Investments in real estate                             (1,168)           (679)
                                                        -------         -------
        Net cash provided by (used in)
          investing activities                            5,544            (679)
                                                        -------         -------

Cash flows from financing activities:
  Cash distributions                                     (2,314)         (2,314)
                                                        -------         -------
        Net cash used in financing activities            (2,314)         (2,314)
                                                        -------         -------

Net increase in cash and cash equivalents                 7,497             952

Cash and cash equivalents at beginning of period         12,597          10,883
                                                        -------         -------

Cash and cash equivalents at end of period              $20,094         $11,835
                                                        =======         =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1.  GENERAL

    The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1998. The financial data included herein as of December 31, 1998 has been drawn from the consolidated financial statements of the Partnership which were audited by PricewaterhouseCoopers LLP.

2.  TRANSACTIONS WITH AFFILIATES

    Investment Portfolio Fee
    ------------------------

    The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. See Note 5 with respect to potential future reduction of fees. For the three months ended March 31, 1999, Aetna/AREA and AREA GP earned fees of $577,533 and $659,399, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $553,674 and $631,002, respectively.

3.  SALE OF INVESTMENT IN REAL ESTATE

    On March 17, 1999, Gateway Square was sold to an unaffiliated party. The gross sales price of $6,940,000 was approximately $640,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $211,000 and $235,000, respectively, net cash proceeds to the Partnership were approximately $6,494,000. Gain on the sale included in these consolidated financial statements is approximately $1,211,000 for the three months ended March 31, 1999.

4.  CASH DISTRIBUTIONS

    On or about February 26, 1999, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended December 31, 1998.

5.  LITIGATION

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

    Upon the "Final Date" (the date that the judgment is no longer subject to appeal) the Applicable Percentage, as defined in Section 6.6 of the Partnership Agreement, used to calculate the Investment Portfolio Fee per quarter which is paid to the General Partners, will be reduced by 0.0625% (the "First Reduction"). The First Reduction will be effective on the Final Date and will be applied retroactively to March 15, 1999, the date of the execution of the Settlement Agreement. The First Reduction will result in a 0.25% reduction of the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement. Effective on the second anniversary of the Final Date, the Applicable Percentage will be reduced by an additional 0.0625% per quarter (the "Second Reduction"). The First and Second Reductions will apply cumulatively so that the annual Investment Portfolio Fee from the second anniversary of the Final Date through the termination of the Partnership will be a total of 0.50% below the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement. If the settlement becomes final, the Investment Portfolio Fee reduction for the period from March 15, 1999 through March 31, 1999 would be approximately $30,000 and will be recognized for financial statement purposes in the period of the Final Date.

    As discussed in Note 6, pursuant to the terms of the Settlement Agreement, the Partnership made a special cash distribution out of Partnership cash reserves on April 14, 1999 of $2,544,909 ($0.20 per Unit) to Limited Partners and $25,706 to the General Partners.

    The representative plaintiffs or their counsel may submit an application to the Delaware Chancery Court, per the terms of the Settlement Agreement, for reimbursement by the Partnership of attorneys' fees in an amount not to exceed $2,000,000 and out-of-pocket expenses in an amount not to exceed $200,000. In addition the Partnership accrued $200,000 for legal expenses on behalf of the Partnership and the General Partners. As a result, the reserve established as of March 31, 1999 was $2,400,000.

6.  SUBSEQUENT EVENTS

    On April 14, 1999, the Partnership paid a special cash distribution out of Partnership cash reserves aggregating $2,570,615 pursuant to the Settlement Agreement.

    In May 1999, the Partnership declared additional distributions of $2,313,554 pertaining to operations for the period from January 1, 1999 to March 31, 1999 and $6,426,539 from the sale proceeds of Gateway Square. On or about May 17, 1999, $8,652,692 ($.68 per Unit) is to be distributed to the Limited Partners and $87,401 to the General Partners.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Registrant had working capital reserves ("Reserves") of approximately $7,551,000. During the quarter ended March 31, 1999, the Registrant expended approximately $1,168,000 for capital improvements. After declared cash distributions from the sale proceeds of Gateway Square and a special distribution from Reserves, see Note 6 to Consolidated Financial Statements, the Registrant has current Reserves of approximately $3,645,000. At March 31, 1999, the Registrant had approximately $1,678,000 of outstanding commitments for capital improvements and approximately $4,767,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties. For the nine months ended December 31, 1999 the Registrant will fund, if needed, approximately $5,356,000 from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Registrant has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

If sufficient capital is not available at the time of a funding of a Capital Cost, the General Partners will review such Capital Costs and take such steps as they consider appropriate, including decreasing future cash distributions from operations, negotiating a delay or other restructuring of the capital funding requirements related to an Investment in Properties or borrowing money, as provided in the Partnership Agreement, on a short-term basis to pay Capital Costs.

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

Results of Operations
---------------------

Net income for the three months ended March 31, 1999 decreased approximately $960,000 in comparison to the corresponding period in 1998, resulting primarily from the legal expenses accrued as a result of the Settlement Agreement. These expenses were partially offset by the gain on the sale of Gateway Square, and an increase in rental revenue of approximately $391,000. The increase in rental revenue resulted primarily from increased occupancy at Village Square. Property operating expenses for the three months ended March 31, 1999 as compared to the corresponding period in 1998 were generally stable with an overall increase of $32,000. Bad debt expense increased approximately $43,000. At Oakland Pointe Shopping Center bad debt expense was approximately $76,000 for the three months ended March 31, 1999, an increase of approximately $73,000 from the corresponding period in 1998. This increase was primarily the result of an anchor tenant defaulting on its lease. This increase was partially offset by a decrease in bad debt expense of $43,000 at Town Center Business Park.

The Partnership paid cash distributions of $.18 per Unit to Unitholders for the three months ended March 31, 1999 and 1998.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $18.14 at March 31, 1999 from $17.39 at March 31, 1998. The increase in Net Asset Value per Unit is primarily the result of significant increases in the appraised values of certain of the Registrant's properties, including Summit Village Apartments, Town Center Business Park, Village Square and Powell Street Plaza. The increase in appraised value of Summit Village is a result of an increase in projected market rents. The increase in the appraised value of Town Center Business Park and Village Square is primarily due to improved occupancy and increases in market rent assumptions. Leasing at Village Square has improved with the conversion from retail to primarily office use. Powell Street Plaza's increase in appraised value was primarily due to the commencement of several new leases and an increase in projected market rents. These value increases were partially offset by a decrease in the appraised value of Oakland Pointe Shopping Center due to a decrease in occupancy from the departure of two major tenants, and a change in lease payments from two tenants resulting from Marshall's vacating the premises in late 1997.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

                           PART II - OTHER INFORMATION


Item 5.  Other Information

The General Partners are continuing to actively review the potential sale of other properties owned by the Registrant. During the quarter ended March 31, 1999 the General Partners had discussions with potential candidates to broker Village Square for sale. There can be no assurances that the property will be sold in the near future, or that if sold, the sales price will approximate the estimated net asset value of the property. In addition, the Registrant from time to time receives unsolicited expressions of interest in purchasing some or all of the properties.

Item 6.  Exhibits and Reports on Form 8K

(a)  Exhibit No. 27 - Financial Data Schedule

(b) On March 18, 1999 a report 8-K was filed relating to a Stipulation and Agreement of Compromise, Settlement and Release ("the Settlement Agreement") entered into as of March 15, 1999 and filed with and subject to the approval by the Delaware Chancery Court. See Note 5 to the Consolidated Financial Statements for a description of the litigation proceedings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AETNA REAL ESTATE ASSOCIATES, L.P.

                        BY:   AREA GP Corporation
                              General Partner


Date:  May 17, 1999           BY:   /s/ Mark J. Marcucci
                                    --------------------
                                    President & Director