Form 10-Q
period 1999-06-30
AETNA REAL ESTATE ASSOCIATES L P
filed 1999-08-13
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


             ---
             /X/    Quarterly Report Under Section 13 or 15(d) of
             ---         the Securities Exchange Act of 1934

             For the quarter ended:          June 30, 1999
                                             -------------

                                       OR
             ---
             / /    Transition Report Under Section 13 or 15(d) of
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

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements

        The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                           Consolidated Balance Sheets
                    As of June 30, 1999 and December 31, 1998
                                 (in thousands)


                                                     June 30,       December 31,
                                                       1999             1998
                                                    (unaudited)
                                                     ---------      -----------
Assets
------

Investments in real estate:
   Properties                                         $219,984       $225,833
   Less accumulated depreciation
         and amortization                              (49,885)       (48,915)
                                                      --------       --------
     Total investments in real estate                  170,099        176,918

Cash and cash equivalents                                9,472         12,597
Rent and other receivables                               3,851          3,656
Other                                                       13             13
                                                      --------       --------

      Total assets                                    $183,435       $193,184
                                                      ========       ========

Liabilities and Partners' Capital

Liabilities:
   Investment portfolio fee payable
      to related parties                             $   1,045       $  1,232
   Accounts payable and accrued expenses                   658            525
   Accrued property taxes                                  877            770
   Accrued litigation costs                                204              -
   Unearned income                                         247            252
   Security deposits                                     1,012          1,063
                                                      --------       --------
      Total liabilities                                  4,043          3,842
                                                      --------       --------

Partners' capital (deficiency):
   General Partners                                       (270)          (171)
   Limited Partners                                    179,662        189,513
                                                      --------       --------

      Total partners' capital                          179,392        189,342
                                                      --------       --------

      Total liabilities and partners' capital         $183,435       $193,184
                                                      ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        Consolidated Statements of Income
            For the Three and Six Months Ended June 30, 1999 and 1998
                (in thousands, except units and per unit amounts)
                                   (unaudited)


                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                            --------------------      --------------------
                                              1999         1998         1999         1998
                                            -------      -------      -------      -------
Revenue:
   Rental                                   $ 7,926      $ 7,374      $15,736      $14,793
   Interest                                     145          136          290          264
   Other income                                  71          171          141          249
                                            -------      -------      -------      -------
                                              8,142        7,681       16,167       15,306
                                            -------      -------      -------      -------

Expenses:
   Property operating                         2,570        2,429        5,029        4,856
   Depreciation and amortization              1,670        1,728        3,299        3,441
   Investment portfolio
      fee - related parties                   1,045        1,203        2,282        2,388
   General and administrative                   225          159          416          295
   Bad debt                                     123          217          206          256
                                            -------      -------      -------      -------
                                              5,633        5,736       11,232       11,236
                                            -------      -------      -------      -------

Legal expenses - litigation                       -            -       (2,472)           -

Gain on sale of property                          -            -        1,211            -
                                            -------      -------      -------      -------

   Net income                               $ 2,509      $ 1,945      $ 3,674      $ 4,070
                                            =======      =======      =======      =======

Net income allocated:

   To the General Partners                  $    25      $    20      $    37      $    41
   To the Limited Partners                    2,484        1,925        3,637        4,029
                                            -------      -------      -------      -------

                                            $ 2,509      $ 1,945      $ 3,674      $ 4,070
                                            =======      =======      =======      =======


Weighted average number of limited
   partnership units outstanding         12,724,547   12,724,547   12,724,547   12,724,547
                                         ==========   ==========   ==========   ==========

Earnings per limited partnership unit    $      .20   $      .15   $      .29   $      .32
                                         ==========   ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Statements of Partners' Capital (Deficiency)
                 For the Six Months Ended June 30, 1999 and 1998
                           (in thousands - unaudited)

                                                General     Limited
                                               Partners    Partners      Total
                                               --------    --------    --------
Balance at January 1, 1999                      $(171)     $189,513    $189,342

   Distributions                                 (136)      (13,488)    (13,624)

   Net income                                      37         3,637       3,674
                                                -----      --------    --------

Balance at June 30, 1999                        $(270)     $179,662    $179,392
                                                =====      ========    ========


Balance at January 1, 1998                     $  (67)     $199,776    $199,709

   Distributions                                  (46)       (4,581)     (4,627)

   Net income                                      41         4,029       4,070
                                                -----      --------    --------

Balance at June 30, 1998                        $ (72)     $199,224    $199,152
                                                =====      ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 1999 and 1998
                           (in thousands - unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                             1999        1998
                                                           --------    --------
Cash flows from operating activities:
  Net income                                               $  3,674    $  4,070
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            3,299       3,441
     Gain on sale of property                                (1,211)          -
     Bad debt expense                                           206         256
     Accrued rental income                                       66          16
     Increase (decrease) in cash arising from changes
      in operating assets and liabilities:
        Rent and other receivables                             (467)       (246)
        Investment portfolio fee payable to
         related parties                                       (187)         35
        Accounts payable and accrued expenses                   133          (1)
        Accrued property taxes                                  107         138
        Accrued litigation costs                                204           -
        Unearned income                                          (5)         (5)
        Security deposits                                       (51)         76
                                                           --------    --------
           Net cash provided by operating activities          5,768       7,780
                                                           --------    --------

Cash flows from investing activities:
  Proceeds from sale of property                              6,712           -
  Investments in real estate                                 (1,981)     (1,392)
                                                           --------    --------
           Net cash provided by (used in)
            investing activities                              4,731      (1,392)
                                                           --------    --------

Cash flows from financing activities:
  Cash distributions                                        (13,624)     (4,627)
                                                           --------    --------
           Net cash used in financing activities            (13,624)     (4,627)
                                                           --------    --------

Net (decrease) increase in cash and cash equivalents         (3,125)      1,761

Cash and cash equivalents at beginning of period             12,597      10,883
                                                           --------    --------

Cash and cash equivalents at end of period                 $  9,472    $ 12,644
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

2.    TRANSACTIONS WITH AFFILIATES

      Investment Portfolio Fee
      ------------------------

      The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. Effective March 15, 1999 each of the above rates was reduced by .25% per annum, and decrease another .25% per annum as of March 15, 2001 pursuant to the Settlement Agreement discussed in Note 5. For the six months ended June 30, 1999, Aetna/AREA and AREA GP earned fees of $1,044,725 and $1,236,932, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $1,116,876 and $1,271,115, respectively.

3.    SALE OF INVESTMENT IN REAL ESTATE

      On March 17, 1999, Gateway Square was sold to an unaffiliated party. The gross sales price of $6,940,000 was approximately $640,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $211,000 and $235,000, respectively, net cash proceeds to the Partnership were approximately $6,494,000. Gain on the sale included in these consolidated financial statements for the six months ended June 30, 1999 is approximately $1,211,000.

4.    CASH DISTRIBUTIONS

      On April 14, 1999, the Partnership paid a special cash distribution aggregating $2,570,615 from Partnership cash reserves pursuant to the Settlement Agreement, see Note 5. On or about May 17, 1999, cash distributions paid by the Partnership aggregated $8,740,093, of which $2,313,554 related to operations for the three months ended March 31, 1999 and $6,426,539 represented proceeds from the sale of Gateway Square. Of the distributions for the quarter ended June 30, 1999, $11,197,601 ($.88 per Unit) was distributed to the Limited Partners and $113,107 to the General Partners.

5.    LITIGATION

      In November 1996, the Partnership and its general partners, Aetna/AREA Corporation and AREA GP Corporation (the "General Partners"), were named as defendants in two purported class action lawsuits filed in the Chancery Court of Delaware in New Castle County, entitled Bobbitt v. Aetna Real Estate Associates, L.P., et al and Estes v. Aetna Real Estate Associates, L.P., et al (collectively, the "Complaints"). The Complaints alleged, among other things, that management fees that have been paid and are paid to the General Partners are excessive and that a standstill agreement with a then tender offeror which had the effect of limiting the number of Partnership Units that would be the subject of any tender offer was unlawful.

      On March 15, 1999, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement Agreement"), which was filed with and subject to approval by the Delaware Chancery Court. The Court approved the Settlement Agreement on May 19, 1999 (the "Final Date"), and no appeal was filed within the applicable period.

      Upon the approval by the court of the Settlement Agreement the Applicable Percentage, as defined in Section 6.6 of the Partnership Agreement, used to calculate the Investment Portfolio Fee per quarter which is paid to the General Partners, was reduced by 0.0625% (the "First Reduction"). The First Reduction was effective on May 19, 1999 and was applied retroactively to March 15, 1999, the date of the execution of the Settlement Agreement. The First Reduction will result in a 0.25% reduction of the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement. Effective on the second anniversary of the Final Date, the Applicable Percentage will be reduced by an additional 0.0625% per quarter (the "Second Reduction"). The First and Second Reductions will apply cumulatively so that the annual Investment Portfolio Fee from the second anniversary of the Final Date through the termination of the Partnership will be a total of 0.50% below the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement. The Investment Portfolio Fee reduction for the period from March 15, 1999 through March 31, 1999 of $27,144 was recognized in these consolidated financial statements during the quarter ended June 30, 1999.

      As discussed in Note 4, pursuant to the terms of the Settlement Agreement, the Partnership made a special cash distribution out of Partnership cash reserves on April 14, 1999 of $2,544,909 ($0.20 per Unit) to Limited Partners and $25,706 to the General Partners.

      As part of the Settlement Agreement the plaintiff's attorneys were paid fees and out-of-pocket expenses totaling $2,195,757 during the quarter ended June 30, 1999. In addition, legal expenses on behalf of the Partnership and the General Partners amounting to $71,650 were paid during the six months ended June 30, 1999. The total legal expense of the litigation for the six months ended June 30, 1999 aggregated $2,471,650, of which $204,243 is included in accrued litigation costs in these consolidated financial statements as of June 30, 1999.

6.    SUBSEQUENT EVENTS

      In July 1999, the Partnership declared additional distributions of $2,313,554 pertaining to operations for the period from April 1, 1999 to June 30, 1999.

      In August 1999, the General Partners entered into an agreement with a third party for the sale of Cross Pointe Center. The potential buyer will perform due diligence and may terminate the agreement for any reason on or before September 2, 1999. Therefore, it cannot be assumed that the property will be sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Registrant had working capital reserves ("Reserves") of approximately $7,551,000. During the six months ended June 30, 1999, the Registrant expended approximately $1,981,000 for capital improvements. After cash distributions from the sale proceeds of Gateway Square and a special distribution from Reserves, see Note 4 to Consolidated Financial Statements, the Registrant has current Reserves of approximately $4,353,000. At June 30, 1999, the Registrant had approximately $1,660,000 of outstanding commitments for capital improvements and approximately $3,276,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties. For the six months ended December 31, 1999 the Registrant will fund, if needed, approximately $3,892,000 from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Registrant has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Year 2000
---------

The Year 2000 issue, which is common to most businesses, concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Registrant owns real estate assets, and in connection with the operation of such assets, utilizes certain software products and equipment such as accounting, heating, ventilating and cooling systems and security systems, which may or may not be Year 2000 compliant. A comprehensive risk-based plan designed to make such systems Year 2000 ready is currently being executed. The plan covers five stages, including:
(i) inventory, (ii) assessment, (iii) remediation, (iv) testing and certification, and (v) contingency planning, where appropriate. The inventory and assessment stages for the Registrant's real estate assets have been completed. Remediation, testing and certification of the systems, if necessary, and contingency planning are currently underway. Although it is not possible at present to give an estimate of the cost to the Registrant to remediate systems for Year 2000 issues, such costs are not expected to have a material adverse impact on the Registrant's long-term results of operations.

Communications are underway with the Registrant's critical external relationships to determine the extent to which the Registrant may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, contingency plans are being developed in an attempt to mitigate risks with respect to the failure of these entities to be Year 2000 ready. It is anticipated that the cost of vendor (particularly property management and related services) compliance with Year 2000 problems will be borne primarily by vendors. The effect, if any, on the Registrant's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

Results of Operations
---------------------

Net income for the six months ended June 30, 1999 decreased approximately $396,000 in comparison to the corresponding period in 1998, resulting primarily from the legal expenses incurred related to the Settlement Agreement. These expenses were partially offset by the gain on the sale of Gateway Square, and an increase in rental revenue of approximately $943,000. The increase in rental revenue resulted primarily from increased occupancy at Village Square. Property operating expenses for the six months ended June 30, 1999, as compared to the corresponding period in 1998, increased approximately $173,000. The increase in property operating expenses occurred primarily at Village Square and Town Center Business Park where both properties incurred higher repairs and maintenance costs. Investment portfolio fees decreased approximately $106,000 primarily the result of lower rates per the Settlement Agreement as discussed in Note 5 to the Consolidated Financial Statements. General and administrative expenses increased approximately $121,000 primarily the result of increased expenses for audit and other professional services provided to the Registrant.

The Partnership paid cash distributions of $1.06 and $.36 per Unit to Unitholders for the six months ended June 30, 1999 and 1998, respectively.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $17.79 at June 30, 1999 from $17.69 at June 30, 1998. The increase in Net Asset Value per Unit is primarily the result of significant increases in the appraised values of certain of the Registrant's properties, including Summit Village Apartments, Town Center Business Park, Village Square and Powell Street Plaza. The increase in appraised value of Summit Village is a result of an increase in projected market rents. The increase in the appraised value of Town Center Business Park and Village Square is primarily due to improved occupancy and increases in market rent assumptions. Leasing at Village Square has improved with the conversion from retail to primarily office use. Powell Street Plaza's increase in appraised value was primarily due to an increase in projected market rents and the pending replacement of a below market leased space. These value increases were partially offset by a decrease in the appraised value of Oakland Pointe Shopping Center and distributions of cash related to the sale of Gateway Square ($.50 per Unit) and from cash reserves per the Settlement Agreement ($.20 per Unit). The decrease in appraised value of Oakland Pointe Shopping Center was due primarily to a decrease in occupancy from the departure of two major tenants, and a change in lease payments from two tenants resulting from Marshall's vacating the premises in late 1997.

Net income for the three months ended June 30, 1999 increased approximately $564,000 as compared to the corresponding period in 1998. Rental revenue increased approximately $552,000. As discussed above, the most significant increase in rental revenue occurred at Village Square, which was partially offset by a reduction in rental revenue due to the sale of Gateway Square. Investment portfolio fees decreased approximately $158,000 primarily the result of lower rates per the Settlement Agreement as discussed in Note 5 to the Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

                           PART II - OTHER INFORMATION

Item 5.   Other Information

The General Partners are continuing to actively review the potential sale of other properties owned by the Registrant. During 1999, the General Partners had discussions with potential candidates to broker Village Square for sale. There can be no assurances that the property will be sold in the near future, or that if sold, the sales price will approximate the estimated net asset value of the property. In addition, the Registrant from time to time receives unsolicited expressions of interest in purchasing some or all of the properties.

Item 6.   Exhibits and Reports on Form 8K

(a)   Exhibit No. 27 - Financial Data Schedule

(b)   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          AETNA REAL ESTATE ASSOCIATES, L.P.

                          BY:   AREA GP Corporation
                                General Partner



Date: August 13, 1999           BY:  /s/Mark J. Marcucci
                                   ----------------------
                                     Mark J. Marcucci
                                     President & Director