Form 10-Q
period 1999-09-30
AETNA REAL ESTATE ASSOCIATES L P
filed 1999-11-15
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q


             ---
             /X/    Quarterly Report Under Section 13 or 15(d) of
             ---         the Securities Exchange Act of 1934

             For the quarter ended:          September 30, 1999
                                             ------------------

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                           Consolidated Balance Sheets
                 As of September 30, 1999 and December 31, 1998
                                 (in thousands)


                                                    September 30,     December 31,
                                                        1999             1998
                                                    (unaudited)
                                                      --------         --------

Assets
------

Investments in real estate:
   Properties held for investment                     $181,902         $225,833
   Less accumulated depreciation
         and amortization                              (43,709)         (48,915)
                                                      --------         --------
                                                       138,193          176,918
   Properties held for sale (net of depreciation)       31,101                -
                                                      --------         --------
     Total investments in real estate                  169,294          176,918

Cash and cash equivalents                               11,571           12,597
Rent and other receivables                               3,650            3,656
Other                                                       13               13
                                                      --------         --------

         Total assets                                 $184,528         $193,184
                                                      ========         ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
   Investment portfolio fee payable
      to related parties                              $  1,079         $  1,232
   Accounts payable and accrued expenses                   640              525
   Accrued property taxes                                1,309              770
   Accrued litigation costs                                276                -
   Unearned income                                         222              252
   Security deposits                                     1,016            1,063
                                                      --------         --------
         Total liabilities                               4,542            3,842
                                                      --------         --------

Partners' capital (deficiency):
   General Partners                                       (264)            (171)
   Limited Partners                                    180,250          189,513
                                                      --------         --------

         Total partners' capital                       179,986          189,342
                                                      --------         --------


         Total liabilities and partners' capital      $184,528         $193,184
                                                      ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        Consolidated Statements of Income
         For the Three and Nine Months Ended September 30, 1999 and 1998
                (in thousands, except units and per unit amounts)
                                   (unaudited)


                                             Three Months Ended         Six Months Ended
                                                September 30              September 30,
                                            --------------------      --------------------
                                              1999         1998         1999         1998
                                            -------      -------      -------      -------
Revenue:
   Rental                                   $ 7,901      $ 7,661     $ 23,637      $22,454
   Interest                                      91          147          381          411
   Other income                                 157           56          298          305
                                            -------      -------     --------      -------
                                              8,149        7,864       24,316       23,170
                                            -------      -------     --------      -------

Expenses:

   Property operating                         2,495        2,683        7,524        7,539
   Depreciation and amortization              1,470        1,730        4,769        5,171
   Investment portfolio
      fee - related parties                   1,079        1,220        3,361        3,608
   General and administrative                   184          181          600          476
   Bad debt                                      13           17          219          273
                                            -------      -------     --------      -------
                                              5,241        5,831       16,473       17,067
                                            -------      -------     --------      -------

Legal expenses - litigation                       -            -       (2,472)           -

Gain on sale of property                          -            -        1,211            -
                                            -------      -------     --------      -------

   Net income                               $ 2,908      $ 2,033     $  6,582      $ 6,103
                                            =======      =======     ========      =======

Net income allocated:
   To the General Partners                  $    29      $    20     $     66      $    61
   To the Limited Partners                    2,879        2,013        6,516        6,042
                                            -------      -------     --------      -------

                                            $ 2,908      $ 2,033     $  6,582      $ 6,103
                                            =======      =======     ========      =======


Weighted average number of limited
   partnership units outstanding         12,724,547   12,724,547   12,724,547   12,724,547
                                         ==========   ==========   ==========   ==========

Earnings per limited partnership unit    $      .22   $      .16   $      .51   $      .48
                                         ==========   ==========   ==========   ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Statements of Partners' Capital (Deficiency)
              For the Nine Months Ended September 30, 1999 and 1998
                           (in thousands - unaudited)


                                               General     Limited
                                               Partners    Partners      Total
                                               --------    --------    --------
Balance at January 1, 1999                      $(171)     $189,513    $189,342

   Distributions                                 (159)      (15,779)    (15,938)

   Net income                                      66         6,516       6,582
                                                -----      --------    --------

Balance at September 30, 1999                   $(264)     $180,250    $179,986
                                                =====      ========    ========



Balance at January 1, 1998                      $ (67)     $199,776    $199,709

   Distributions                                  (69)       (6,872)     (6,941)

   Net income                                      61         6,042       6,103
                                                -----      --------    --------

Balance at September 30, 1998                   $ (75)     $198,946    $198,871
                                                =====      ========    ========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998
                           (in thousands - unaudited)


                                                            Nine Months Ended
                                                               September 30,
                                                             1999        1998
                                                           --------    --------
Cash flows from operating activities:
  Net income                                               $  6,582    $  6,103
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                            4,769       5,171
     Gain on sale of property                                (1,211)          -
     Bad debt expense                                           219         273
     Accrued rental income                                       86         (12)
     Increase (decrease) in cash arising from
      changes in operating assets and liabilities:
        Rent and other receivables                             (299)       (223)
        Investment portfolio fee payable to related parties    (153)         52
        Accounts payable and accrued expenses                   115         (26)
        Accrued property taxes                                  539         549
        Accrued litigation costs                                276           -
        Unearned income                                         (30)       (117)
        Security deposits                                       (47)         54
                                                           --------    --------
           Net cash provided by operating activities         10,846      11,824
                                                           --------    --------
Cash flows from investing activities:
  Proceeds from sale of property                              6,712           -
  Investments in real estate                                 (2,646)     (2,711)
                                                           --------    --------
           Net cash provided by (used in) investing
             activities                                       4,066      (2,711)
                                                           --------    --------
Cash flows from financing activities:
  Cash distributions                                        (15,938)     (6,941)
                                                           --------    --------
           Net cash used in financing activities            (15,938)     (6,941)
                                                           --------    --------

Net (decrease) increase in cash and cash equivalents         (1,026)      2,172

Cash and cash equivalents at beginning of period             12,597      10,883
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 11,571    $ 13,055
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

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.    GENERAL

      The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1998. The financial data included herein as of December 31, 1998 has been drawn from the consolidated financial statements of the Partnership which were audited by PricewaterhouseCoopers LLP. During the third quarter, the General Partners approved the sale of three properties. In accordance with Partnership policy and FAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, these properties have been classified as "Properties held for sale" as of September 30, 1999 in the accompanying balance sheet. See Note 6.

2.    TRANSACTIONS WITH AFFILIATES

      Investment Portfolio Fee
      ------------------------

      The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.5% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 2% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.75% per annum for Investments in Properties held more than 15 years. Effective March 15, 1999 each of the above rates was reduced by .25% per annum, and will decrease another .25% per annum as of June 19, 2001 pursuant to the Settlement Agreement discussed in Note 5. For the nine months ended September 30, 1999, Aetna/AREA and AREA GP earned fees of $1,575,142 and $1,785,420, respectively. For the similar period of the prior year, Aetna/AREA and AREA GP earned fees of $1,688,300 and $1,919,888, respectively.

3.    SALE OF INVESTMENT IN REAL ESTATE

      On March 17, 1999, Gateway Square was sold to an unaffiliated party. The gross sales price of $6,940,000 was approximately $640,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $211,000 and $235,000, respectively, net cash proceeds to the Partnership were approximately $6,494,000. Gain on the sale included in these consolidated financial statements for the nine months ended September 30, 1999 is approximately $1,211,000.

4.    CASH DISTRIBUTIONS

      Cash distributions paid to Unitholders during the period January 1, 1999 to September 30, 1999 by the Partnership aggregated $15,778,438 ($1.24 per
      Unit). Cash distributions paid to the General Partners during the same period aggregated $159,378. Of the amount paid to Unitholders (1) $6,871,255 ($.54 per Unit) relates to operations for the quarters ended December 31, 1998, March 31, 1999 and June 30, 1999; (2) a special cash distribution paid April 14, 1999 aggregating $2,544,909 ($.20 per Unit) from Partnership cash reserves pursuant to the Settlement Agreement, see
      Note 5; and (3) $6,362,274 ($.50 per Unit) paid May 17, 1999 representing proceeds from the sale of Gateway Square.

5.    LITIGATION

      In November 1996, the Partnership and its general partners, Aetna/AREA Corporation and AREA GP Corporation (the "General Partners"), were named as defendants in two purported class action lawsuits filed in the Chancery Court of Delaware in New Castle County, entitled Bobbitt v. Aetna Real Estate Associates, L.P., et al and Estes v. Aetna Real Estate Associates, L.P., et al (collectively, the "Complaints"). The Complaints alleged, among other things, that management fees that had been paid to the General Partners were excessive and that a standstill agreement with a then tender offeror which had the effect of limiting the number of Partnership Units that would be the subject of any tender offer was unlawful.

      On March 15, 1999, the parties entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Settlement Agreement"), which was filed with and subject to approval by the Delaware Chancery Court. The Court approved the Settlement Agreement on May 19, 1999, and no appeal was filed within the applicable period.

      Upon the approval by the court of the Settlement Agreement, the Applicable Percentage, as defined in Section 6.6 of the Partnership Agreement, used to calculate the Investment Portfolio Fee per quarter which is paid to the General Partners, was reduced by 0.0625% (the "First Reduction"). The First Reduction was effective on June 19, 1999 (the "Final Date") and was applied retroactively to March 15, 1999, the date of the execution of the Settlement Agreement. The First Reduction will result in a 0.25% reduction of the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement. Effective on the second anniversary of the Final Date, the Applicable Percentage will be reduced by an additional 0.0625% per quarter (the "Second Reduction"). The First and Second Reductions will apply cumulatively so that the annual Investment Portfolio Fee from the second anniversary of the Final Date through the termination of the Partnership will be a total of 0.50% below the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement. The Investment Portfolio Fee reduction for the period from March 15, 1999 through March 31, 1999 of $27,144 was recognized in these consolidated financial statements during the nine months ended September 30, 1999.

      As discussed in Note 4, pursuant to the terms of the Settlement Agreement, the Partnership made a special cash distribution out of Partnership cash reserves on April 14, 1999 of $2,544,909 ($0.20 per Unit) to Limited Partners and $25,706 to the General Partners.

      As part of the Settlement Agreement the plaintiff's attorneys were paid fees and out-of-pocket expenses totaling $2,195,757 during the nine months ended September 30, 1999. In addition, legal expenses on behalf of the Partnership and the General Partners amounting to $275,893 were accrued at September 30, 1999. The total legal expense of the litigation for the nine months ended September 30, 1999 aggregated $2,471,650.

6.    SUBSEQUENT EVENTS

      Distributions
      -------------

      In October 1999, the Partnership declared additional distributions of $2,313,554 pertaining to operations for the period from July 1, 1999 to September 30, 1999.

      Sales of Investments in Real Estate
      -----------------------------------

      On October 18, 1999, Andover Research Park was sold to an unaffiliated party. The gross sales price of $8,025,000 was approximately $825,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $206,000 and $177,000, respectively, net cash proceeds to the Partnership were approximately $7,642,000. Gain on the sale to be recognized in the consolidated financial statements during the quarter ended December 31, 1999 is approximately $320,000.

      On October 18, 1999, 115 & 117 Flanders Road was sold to an unaffiliated party. The gross sales price of $9,975,000 was approximately $275,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $254,000 and $179,000, respectively, net cash proceeds to the Partnership were approximately $9,542,000. Gain on the sale to be recognized in the consolidated financial statements during the quarter ended December 31, 1999 is approximately $635,000.

      On October 26, 1999, Cross Pointe Centre was sold to an unaffiliated party. The gross sales price of $17,250,000 was approximately $1,350,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $315,000 and $168,000, respectively, net cash proceeds to the Partnership were approximately $16,767,000. Gain on the sale to be recognized in the consolidated financial statements during the quarter ended December 31, 1999 is approximately $2,397,000.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 1998, the Registrant had working capital reserves ("Reserves") of approximately $7,551,000. During the nine months ended September 30, 1999, the Registrant expended approximately $2,646,000 for capital improvements. After cash distributions from the sale proceeds of Gateway Square and a special distribution from Reserves, see Note 4 to Consolidated Financial Statements, the Registrant has current Reserves of approximately $6,678,000. At September 30, 1999, the Registrant had approximately $1,697,000 of outstanding commitments for capital improvements and approximately $2,608,000 of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties. For the three months ended December 31, 1999 the Registrant will fund, if needed, approximately $1,552,000 from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant anticipates funding these Capital Costs from existing Reserves and through additions from operating cash flow to its Reserves. To ensure that the Registrant has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Year 2000
---------

The Year 2000 issue, which is common to most businesses, concerns the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changes to 2000. The Registrant owns real estate assets, and in connection with the operation of such assets, utilizes certain software products and equipment such as accounting, heating, ventilating and cooling systems and security systems, which may or may not be Year 2000 compliant. The Registrant has completed a comprehensive risk-based plan designed to make such systems Year 2000 ready. The plan covered five stages, including:
(i) inventory, (ii) assessment, (iii) contingency planning and, where appropriate, (iv) remediation and (v) testing. Costs to specifically remediate the Registrant's property systems were not material. The Registrant does not believe that the Year 2000 issue will pose significant problems with respect to its systems, however, there can be no assurance that all potential problems were identified by the plan.

Communications have been completed with the Registrant's critical external relationships to determine the extent to which the Registrant may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, contingency plans were developed in an attempt to mitigate risks with respect to the failure of these entities to be Year 2000 ready. It is anticipated that the cost of vendor (particularly property management and related services) compliance with Year 2000 problems will be borne primarily by vendors. The effect, if any, on the Registrant's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

Results of Operations
---------------------

Net income for the nine months ended September 30, 1999 increased approximately $479,000 in comparison to the corresponding period in 1998. The increase resulted primarily from the gain on the sale of Gateway Square, an increase in rental revenue and a reduction in investment portfolio fees and depreciation and amortization, which was partially offset by legal expenses incurred related to the Settlement Agreement. The increase in rental revenue of approximately $1,183,000 resulted primarily from increased occupancy at Village Square. Depreciation and amortization expense decreased approximately $402,000, resulting primarily from properties held for sale for which depreciation ceased to be accumulated during the third quarter of 1999 and from the sale of Gateway Square. Investment portfolio fees decreased approximately $247,000 primarily the result of lower rates as provided under the Settlement Agreement as discussed in
Note 5 to the Consolidated Financial Statements. General and administrative expenses increased approximately $124,000 due to increased expenses for professional services provided to the Registrant.

The Partnership paid cash distributions of $1.24 and $.54 per Unit to Unitholders for the nine months ended September 30, 1999 and 1998, respectively.

The Net Asset Value of each of the Partnership's Units, based upon quarterly independent appraisals, increased to $18.21 at September 30, 1999 from $17.95 at September 30, 1998. The increase in Net Asset Value per Unit is primarily the result of significant increases in the appraised values of certain of the Registrant's properties, including Summit Village Apartments, Cross Pointe Centre, Village Square and Powell Street Plaza. The increase in appraised value of Summit Village is a result of an increase in projected market rents. The increase in the appraised value of Cross Pointe Centre and Village Square is primarily due to improved occupancy and increases in market rent assumptions. Leasing at Village Square has improved with the conversion from retail to primarily office use. Powell Street Plaza's increase in appraised value was primarily due to an increase in projected market rents and the replacement of a below market leased space. These value increases were partially offset by the distributions of cash related to the sale of Gateway Square ($.50 per Unit) and from cash reserves per the Settlement Agreement ($.20 per Unit).

Net income for the three months ended September 30, 1999 increased approximately $875,000 as compared to the corresponding period in 1998. Rental revenue increased approximately $240,000. As discussed above, the most significant increase in rental revenue occurred at Village Square, which was partially offset by a reduction in rental revenue due to the sale of Gateway Square. Depreciation and amortization expense decreased approximately $260,000, resulting primarily from properties being held for sale for which depreciation ceased to be accumulated during the third quarter of 1999 and from the sale of Gateway Square. Property operating expenses decreased approximately $188,000 primarily due to the sale of Gateway Square and reduced expenses at Town Center Business Park. Investment portfolio fees decreased approximately $141,000 primarily the result of lower rates per the Settlement Agreement as discussed in
Note 5 to the Consolidated Financial Statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

                           PART II - OTHER INFORMATION

Item 5.    Other Information

Sale of Investments in Real Estate
----------------------------------

The General Partners are continuing to actively review the potential sale of other properties owned by the Registrant. There can be no assurances that any properties will be sold in the near future, or that if sold, the sales prices will approximate the estimated net asset values of the properties. In addition, the Registrant from time to time receives unsolicited expressions of interest in purchasing some or all of the properties.

Acquisition of Allegis Realty Investors LLC
-------------------------------------------

Allegis Realty Investors LLC provides investment advisory, asset management and support services to Aetna/AREA regarding the acquisition, management, development, improvement, leasing and sale of properties, investments and other assets now or hereafter owned by or allocable to the Partnership. In addition, Allegis has the right to acquire the stock of Aetna/AREA for nominal consideration until 2008 (the "option") and to designate the directors of Aetna/AREA regardless of whether the option is exercised. On September 15, 1999 an agreement was signed for the direct and indirect equity interests of Allegis, and the Option and related rights, to be acquired by the UBS Brinson division of UBS AG. UBS Brinson is a leading investment management firm with global operations. The acquisition is subject to Federal Reserve Board approval and other consents. The transaction is expected to close by December 1999. This transaction would not alter Aetna/AREA's status as a general partner of the Partnership or its obligations and fiduciary duties to the Partnership and Unitholders resulting from its status as general partner.


Item 6.         Exhibits and Reports on Form 8K

(a)   Exhibit No. 27 - Financial Data Schedule

(b)   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          AETNA REAL ESTATE ASSOCIATES, L.P.

                          BY:   AREA GP Corporation
                                General Partner



Date: November 15, 1999         BY:  /s/Mark J. Marcucci
                                   ---------------------------
                                     Mark J. Marcucci
                                     President & Director