Form 10-K
period 1999-12-31
AETNA REAL ESTATE ASSOCIATES L P
filed 2000-03-30
CIK 785860

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

For the fiscal year ended December 31, 1999
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                         Commission file number 0-14986

                       AETNA REAL ESTATE ASSOCIATES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                        11-2827907
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

242 Trumbull Street, Hartford, Connecticut  06103
----------------------------------------------------
(Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code (860) 275-2178
                                                   -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

              Limited Partnership Depositary Units
              --------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $206,201,383 (1)



----------------

(1) This statement relates to Units which represent limited partnership interests in the Registrant. The amount above is calculated based on the Net Asset Value of Units of $16.21 at December 31, 1999.

                                     PART 1



Item 1.   Business.
          --------

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

As of December 31, 1999, the Registrant held nine Investments in Properties at a total cost of approximately $182.1 million. (See Item 2 in this report for a further description of the Investments in Properties.) Such Investments in Properties have been funded from the proceeds of the sale of Units and from cash retained by the Registrant from operations and from sales of Investments in Properties.

The Registrant's principal objectives are to invest in Properties with the goals of obtaining:

          (1)  cash distributions from rental and interest income;
          (2)  capital appreciation; and
          (3)  preservation and protection of capital.

Four properties were sold during 1999: i) Gateway Square; ii) 115 and 117 Flanders Road; iii) Three Riverside Drive; and iv) Cross Pointe Centre for an aggregate gain of approximately $4,563,000. Subsequent to December 31, 1999 the Registrant sold Windmont Apartments on January 19, 2000 and Lincoln Square Apartments on February 22, 2000. See Note 15 to the Consolidated Financial Statements for more information regarding these sales. The Registrant entered into an agreement to sell one of the three buildings and parcel of land at Westgate Distribution Center, with a closing anticipated during the quarter ended June 30, 2000. The General Partners have commenced a plan to market for potential sale the other properties owned by the Registrant. There can be no assurances that any properties will be sold in the near future, or that if sold, the sales prices will approximate the estimated net asset values of the properties. In addition, the Registrant from time to time receives unsolicited expressions of interest in purchasing some or all of the properties. Any change in the length of a property's ownership period from that currently anticipated, could affect the real estate and leasing strategy to be followed at such property, which could alter the level of capital expenditures to be invested in the properties. These changes could affect the level of cash flow received by the Registrant, which might affect the level of quarterly cash distributions to limited partners.

During 1999, the Registrant made distributions aggregating $4.17 per unit of which $.72 per unit was generated from cash from operations. (See Item 5 below for additional information regarding recent quarterly distributions.) The General Partners currently anticipate that quarterly cash distributions will continue throughout 2000. The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Net Asset Value per Unit decreased to $16.21 at December 31, 1999 from $18.12 at December 31, 1998. The decrease in Net Asset Value per Unit is primarily attributable to the distribution of sales proceeds and a reduction of working capital reserves, partially offset by increases in the appraised values of each of the Registrant's properties, most notably Summit Village, Powell Street Plaza and Lincoln Square Apartments. The increases in appraised value of Summit Village and Lincoln Square Apartments are a result of an increase in market rents. Powell Street Plaza's increase in appraised value was primarily due to the commencement of several new leases and an increase in projected market rents.

Competition
-----------

The Registrant competes with other real estate owners and developers for tenants and potential buyers in the rental and sale of its Investments in Properties. Each of the Investments in Properties faces competition from similar properties within the same vicinity. Increases in the availability of properties competitive with the Registrant's Investments in Properties may have an adverse effect on the occupancy levels, revenues and marketability of the Registrant's Investments in Properties. When the Registrant is in the market to sell existing Investments in Properties, it faces competition in connection with such sales from businesses, individuals, fiduciary accounts and plans and other entities engaged in real estate investment, which may include certain affiliates of the General Partners. The number of entities interested in properties held by the Registrant may change.

Employees
---------

The Registrant has no employees. The officers, directors and employees of the General Partners and their affiliates and agents perform services for the benefit of the Registrant. These services are provided in consideration of the fees paid to the General Partners as described under Item 13 below and the expense of providing these services is not separately charged to the Registrant. Aetna/AREA has retained UBS Brinson Realty Investors LLC, formerly known as Allegis Realty Investors LLC, to provide investment management services to the Registrant.

Item 2.   Properties.
          ----------

As of December 31, 1999, the Registrant held nine Investments in Properties.

                                     (in thousands)
                                       Historical
Property                                  Cost(1)
--------                               ----------

Lincoln Square Apartments                 13,794  (2)
Summit Village                            38,081
Village Square                             8,211
Marina Bay Industrial Park                11,310
Town Center Business Park                 45,839
Oakland Pointe Shopping Center            10,422
Windmont Apartments                        8,247  (2)
Powell Street Plaza                       32,085
Westgate Distribution Center              14,148
                                        --------
Total                                   $182,137
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

(2) Subsequent to December 31, 1999 Lincoln Square Apartments and Windmont Apartments were sold. See Note 15 to the Consolidated Financial Statements for more information regarding these sales.

The Registrant determines the current value of each of its Investments in Properties quarterly based on independent appraisals of the underlying real estate using generally accepted valuation techniques. These appraisals are used to determine Net Asset Value per Unit on a quarterly basis and to prepare the Registrant's current value financial statements.

Each appraisal is based on numerous assumptions, limiting conditions and valuation techniques utilized by the independent appraisers retained by the Registrant. Two of the many assumptions utilized by the appraisers are the terminal capitalization rate and the discount rate. The terminal capitalization rate is used to estimate the reversionary proceeds to be received from the assumed sale of an investment at the end of a typical holding period. The discount rate is used to determine the net present value of the estimated annual cash flows of an investment, including the residual proceeds, over the holding period. Terminal capitalization rates utilized in the appraisals of the Investments in Properties at December 31, 1999 ranged from 8.50% to 10.75%. Discount rates utilized in the appraisals of the Investments in Properties at December 31, 1999 ranged from 10.50% to 12.75%.

Current Properties
A brief description of all Investments in Properties is set forth below. Neither the Registrant, if it owns a Property directly, nor any joint venture or partnership in which the Registrant has invested, have incurred any debt to acquire or maintain any of the Properties.

Lincoln Square Apartments
-------------------------

The Registrant owns Lincoln Square Apartments, a 240-unit apartment project on a 12.7-acre site located in Arlington Heights, Illinois. As of December 31, 1999, the project was 98% leased and 95% occupied.

On February 22, 2000 Lincoln Square Apartments was sold to an unaffiliated party. See Note 15 to the Consolidated Financial Statements for more information regarding the sale.

Summit Village
--------------

The Registrant owns Summit Village, a 366-unit apartment complex built in two phases on a 6.2-acre site in the Rosslyn area of Arlington County, Virginia. Historical leasing and occupancy information with respect to Summit Village for the five most recent years is as follows:

                            Leased          Occupied
                            ------          --------
          12/31/95            99%              99%
          12/31/96            98%              98%
          12/31/97            99%              99%
          12/31/98            99%              99%
          12/31/99           100%              99%

The current leases generally have terms of seven or twelve months at monthly rental rates ranging from $1,139 to $1,596 per unit.

The Arlington County market includes approximately 13 Class A apartment communities with almost 5,000 units. Two new competitive high-rise apartment buildings have recently been added: Meridian at Ballston Apartments with 435 units completed lease-up and Arlington Courthouse Place, formerly known as Courthouse Hill Apartments with 564 units also completed lease-up during 1999, each with minimal impact on Summit Village rents and occupancy.

Marina Bay Industrial Park
--------------------------

The Registrant owns a controlling general partnership interest in a limited partnership that owns the Marina Bay Industrial Park, a 165,780 square foot industrial park located in Richmond, California on an 8.6-acre site. The Marina Bay Industrial Park is a four-building complex that includes a rehabilitated industrial distribution building (approximately 103,680 square feet) and three newer research/development/light industrial buildings (approximately 62,100 square feet). As of December 31, 1999, the complex was 100% leased and occupied.

Village Square
--------------

The Registrant owns Village Square in Hazelwood, Missouri, a former community shopping center that was converted to primarily back office use during 1998. It contains approximately 207,304 square feet of net rentable area on approximately 20 acres of land. As of December 31, 1999, the property was 90% leased and occupied.

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

During 2000, 24 leases covering 27% of the space in Town Center Business Park are scheduled to expire. One tenant totaling 4,781 square feet has already renewed. Six tenants occupying 22,139 square feet are vacating at the end of their lease term and lease negotiations are underway with potential tenants. Renewal negotiations have begun with four tenants totaling 36,683 square feet. The remaining 13 tenants, comprising 13% of the space, expire in the latter part of the year, and these tenants will be contacted in the first and second quarters to commence renewal discussions. Also, the Registrant completed an office and an industrial lease for one new tenant in early 2000 for one percent of space in Town Center Business Park.

Town Center Business Park has no single tenant which occupies 10% or more of the rentable square footage. During 2001 and 2002, 8 and 14 leases, respectively, are scheduled to expire, each covering 16% of the space in Town Center Business Park.

Historical leasing and occupancy information with respect to Town Center Business Park for the five most recent years is as follows:

                            Leased          Occupied
                            ------          --------
          12/31/95            84%              72%
          12/31/96            85%              83%
          12/31/97            93%              92%
          12/31/98            93%              89%
          12/31/99            97%              93%

Average annualized rental rates for December 1999 were $11.55 per square foot as compared to $11.16 and $11.12 per square foot for December 1998 and 1997, respectively.

Oakland Pointe Shopping Center
------------------------------

The Registrant owns a portion of the Oakland Pointe Shopping Center, a shopping center containing approximately 434,150 square feet located on 49.8 acres in Pontiac, Michigan. The portion owned by the Registrant (the "Oakland Project") contains approximately 213,350 square feet of rentable area on approximately
32.1 acres. As of December 31, 1999, the Oakland Project was approximately 87% leased and 78% occupied.

Windmont Apartments
-------------------

The Registrant owns Windmont Apartments, a 178-unit apartment complex which is located on 6.8 acres in DeKalb County, Georgia. As of December 31, 1999, the complex was approximately 95% leased and 92% occupied.

On January 19, 2000 Windmont Apartments was sold to an unaffiliated party. See
Note 15 to the Consolidated Financial Statements for more information regarding the sale.

Powell Street Plaza
-------------------

The Registrant owns Powell Street Plaza, a shopping center with approximately 169,551 square feet of rentable space, located on approximately 12.9 acres in Emeryville, California.

Certain governmental agencies in California, led by the Alameda County Health Care Services Agency (the "Agency"), delivered a letter (the "Request Letter") to the Registrant on June 4, 1993 requiring that it remediate certain soil and ground water contamination by petroleum hydrocarbons existing on the Powell Street property. The contamination is the result of a use of the property prior to its acquisition by the Registrant in 1990. Pursuant to the agreement under which the Registrant acquired Powell Street Plaza, the Registrant has made a demand on the former owner from which it acquired the property (the "Former Owner") to remediate the contamination. The Former Owner has agreed to respond to the governmental agencies. The Former Owner prepared a site characterization and submitted a remediation plan to the Alameda County Healthcare Services Agency, which has been approved. On October 15, 1997 the Agency determined the site was low risk and agreed to close the case pending an approved Long-term Site Management Plan. The Registrant is monitoring the process and anticipates that all costs of complying with the Request Letter will be borne by the Former Owner. The Registrant has hired its own consultant to prepare a Long-term Site Management Plan.

During 2000, two leases are scheduled to expire covering 2% of the space, and during 2001 one lease is scheduled to expire totaling 4% of the space. Four leases expire in 2002 covering 5% of the space in Powell Street Plaza. Powell Street Plaza has two tenants with leases covering 10% or more of the rentable square footage of the property. The first lease, for 27,275 square feet, expires in 2009 and provided annual base rent of $337,563 (11% of total rent) in 1999. The lease contains two consecutive five-year options to renew. The second lease, for 25,025 square feet, expires in 2009 and provided annual base rent of $353,999 (12% of total rent) in 1999. The lease contains four consecutive five-year options to renew.

-------------------------------

Historical leasing and occupancy information with respect to Powell Street Plaza for the five most recent years is as follows:

                            Leased          Occupied
                            ------          --------
          12/31/95           100%             100%
          12/31/96            91%              91%
          12/31/97            98%              95%
          12/31/98           100%             100%
          12/31/99           100%             100%

Average annualized base rental rates for December 1999 were $18.45 per square foot as compared to $17.27 and $17.26 per square foot for December 1998 and 1997, respectively.

In spring 2000, a 250,000 square foot Ikea furniture and home furnishing store is scheduled to open approximately one-half mile south of Powell Street. In addition, Madison Marquette Inc. is developing a 340,000 square foot commercial development, including a 60,000 to 80,000 square foot multiplex theater, 230 to 300 residential units and a 150 to 200 room hotel that is anticipated to be open in two to three years. The retail component of this development is expected to be specialty retail and entertainment that should not compete directly with Powell Street. However, The Gap Inc. may execute a lease to place the whole line of Gap stores in the project, including Old Navy, which leases approximately 14,845 square feet at Powell Street. Discussions with The Gap Inc. indicate that they currently plan to keep both stores open, provided they are able to generate sufficient sales.


Westgate Distribution Center
----------------------------

The Registrant owns Westgate Distribution Center, which consists of three warehouse/distribution buildings totaling approximately 324,200 rentable square feet on 15.6 acres in Corona, California. As of December 31, 1999, the buildings were 100% leased and occupied.

Subsequent to December 31, 1999 the Registrant entered into an agreement with an unaffiliated third party to sell one of the three buildings, approximately 98,000 square feet, and a parcel of land, approximately 5.1 acres. A closing is anticipated during the quarter ended June 30, 2000.

Properties Sold During 1999

Gateway Square
--------------

On March 17, 1999 the Registrant sold Gateway Square, a specialty retail center located in Hinsdale, Illinois to an unaffiliated party for a gross sales price of $6,940,000. Gain included in the December 31, 1999 consolidated financial statements was approximately $1,211,000.

Three Riverside Drive
---------------------

On October 18, 1999 the Registrant sold Three Riverside Drive, an office/research and development building located in Andover, Massachusetts to an unaffiliated party for a gross sales price of $8,025,000. Gain included in the December 31, 1999 consolidated financial statements was $319,695.

115 and 117 Flanders Road
-------------------------

On October 18, 1999 the Registrant sold 115 and 117 Flanders Road, two office/research buildings located in Westborough, Massachusetts to an unaffiliated party for a gross sales price of $9,975,000. Gain included in the December 31, 1999 consolidated financial statements was $634,953.

Cross Pointe Centre
-------------------

On October 26, 1999 the Registrant sold Cross Pointe Centre, a community shopping center located in Centerville, Ohio to an unaffiliated party for a gross sales price of $17,254,444. Gain included in the December 31, 1999 consolidated financial statements was $2,397,321.

For additional information regarding the sold properties, see Note 4 to the Consolidated Financial Statements.


Item 3.   Legal Proceedings.
          -----------------

The Registrant has not been notified that it or any of the Registrant's Investments in Properties are subject to any material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

During the fourth quarter of the year ended December 31, 1999, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II



Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

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

As of March 1, 2000, the number of Unitholders was approximately 17,000.

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

Quarterly cash distributions per Unit for the three years ended December 31, 1999 have been paid to Unitholders as follows:

                                Per Unit
          Quarter Ended          Amount
          -------------          ------
          March 31, 1997         $ .18
          June 30, 1997            .18
          September 30, 1997       .18
          December 31, 1997        .18
          March 31, 1998           .18
          June 30, 1998            .18
          September 30, 1998       .18
          December 31, 1998        .18
          March 31, 1999           .18
          June 30, 1999            .88 (1)
          September 30, 1999       .18
          December 31, 1999       2.93 (2)

(1) Per Unit Amount includes a distribution from operations of $.18 per unit, a special distribution from cash reserves paid April 14, 1999 of $.20 per unit, and a distribution of $.50 per unit paid May 17, 1999 representing proceeds from the sale of Gateway Square.

(2) In October 1999 a distribution from operations of $.18 per unit was paid, and on November 24, 1999 a distribution of $2.75 per Unit was paid representing proceeds from the sales of 115 and 117 Flanders Road, Three Riverside Drive, and Cross Pointe Centre, and a reduction of cash reserves.

Item 6.  Selected Financial Data.
         -----------------------

The following selected financial data of the Registrant have been selected by the General Partners and derived from the consolidated financial statements for the indicated periods, which have been audited by PricewaterhouseCoopers LLP, independent certified public accountants, whose report for the years 1999, 1998 and 1997 is included elsewhere herein. The information set forth below should be read in conjunction with the Registrant's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(Dollars in thousands, except per Unit data)
-------------------------------------------

                                                 Years Ended December 31,
                                   1999        1998        1997        1996        1995
                                   ----        ----        ----        ----        ----
Revenue.....................   $ 31,437    $ 30,689    $ 29,597    $ 29,030    $ 28,438
Operating Income before
  Impairment of Investment
  in Real Estate............      7,764       7,894       6,793       5,711       5,002
Impairment of Investment
  in Real Estate(a).........          -       9,007           -           -       4,408
Operating Income (Loss).....      7,764      (1,113)      6,793       5,711         594
Gain (Loss) on Sales of
  Properties................      4,563           -           -           -         (23)
Cash and Cash
  Equivalents...............     10,419      12,597      10,883       9,133       8,971
Total Assets (Historical
  Cost Basis)...............    151,089     193,184     203,416     205,750     209,334
Total Assets (Current
  Value Basis)..............    211,530     236,917     218,719     204,222     199,709
Rental Income...............     30,230      29,716      28,604      28,242      27,455
Interest Income.............        753         538         404         336         367
Earnings (Loss) per
  Weighted Average Unit.....        .96        (.09)        .53         .44         .04
Cash Distributions per
  Unit......................       4.17         .72         .72         .72         .72
Net Asset Value per
  Unit......................      16.21       18.12       16.71       15.59       15.24

(a) See Note 3 to the Consolidated Financial Statements with respect to accounting policy for permanent impairment of properties.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations.
---------------------

Liquidity and Capital Resources
-------------------------------

At December 31, 1999, the Registrant had working capital reserves ("Reserves") of $5.6 million, including approximately $1.3 million retained from cash generated from operations in 1999. During the year ended December 31, 1999, the Partnership expended approximately $3.3 million for capital improvements. At December 31, 1999, the Registrant had approximately $1.8 million of outstanding commitments for capital improvements and approximately $4.3 million of projected capital improvements (collectively "Capital Costs") related to existing Investments in Properties. The projected capital improvements consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant expects to fund Capital Costs throughout 2000 from existing Reserves and the retention of a portion of cash generated from operations. The General Partners will continue to review the Reserves quarterly to determine whether cash distributions should be adjusted.

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

Year 2000
---------

The Year 2000 issue concerned the inability of computer systems and devices to properly recognize and process date-sensitive information when the year changed to 2000. The Registrant owns real estate assets, and in connection with the operation of such assets, utilizes certain software products and equipment such as accounting, heating, ventilating and cooling systems and security systems. A comprehensive risk-based plan designed to make such systems Year 2000 ready was executed. The plan covered five stages, including: (i) inventory, (ii) assessment, (iii) contingency planning, (iv) remediation and, (v) testing where appropriate. Subsequent to December 31, 1999, follow up assessment of the Year 2000 issues revealed no significant problems. The Registrant did not incur any significant costs to remediate systems for Year 2000 issues.

The Registrant communicated with its critical external relationships to determine the extent to which the Registrant may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, contingency plans were developed in an attempt to mitigate risks with respect to the failure of these entities to be Year 2000 ready. Most of the costs of vendor (particularly property management and related services) compliance with Year 2000 problems were borne by vendors. Subsequent to December 31, 1999 there has been no effect on the Registrant's results of operations from the failure of such parties to be Year 2000 ready, although there can be no assurance that future problems will not develop. The Registrant will continue to monitor critical systems and dates throughout the year 2000.

Results of Operations
---------------------

1999 versus 1998
----------------

Net income for the year ended December 31, 1999 increased approximately $13,440,000 from 1998. This increase was primarily the result of an impairment for approximately $9,007,000 recognized in 1998 to write-down the carrying value of two investments to their estimated fair value, and a gain on sales of properties of approximately $4,563,000 realized in 1999, offset in part by legal expenses of $2,408,000 in 1999 related to litigation, see Note 16 to the Consolidated Financial Statements for more information regarding litigation. Revenue increased approximately $748,000 from 1998, resulting primarily from an increase in rental revenue at most of the properties, offset in part by a reduction in rental revenue resulting from the sale of four properties. The most significant increases in rental revenue occurred at Village Square by approximately $1,109,000 as a result of increased occupancy, and at Powell Street Plaza by approximately $447,000 as a result of an increase in rental rates. The increase in interest income of approximately $215,000 for the year ended December 31, 1999 is attributable to a temporary increase in cash balances due primarily to the sale of four properties.

Property operating expenses for the year ended December 31, 1999 decreased approximately $147,000 in comparison to 1998, due primarily to the sales of properties, partially offset by increases at certain properties. The most significant increases in operating expenses occurred at Village Square, relating primarily to increased real estate taxes and repairs and maintenance, and at Lincoln Square primarily as a result of increased real estate taxes. The decrease in depreciation and amortization expense of approximately $840,000 is primarily a result of properties sold during 1999 and the impairment recognized at December 31, 1998 to write-down the carrying value of two investments to their estimated fair value. The investment portfolio fee decreased approximately $513,000 primarily the result of the distribution of sales proceeds and cash reserves, and lower rates as provided under the Settlement Agreement as discussed in Note 16 to the Consolidated Financial Statements.

Net Asset Value per Unit decreased to $16.21 at December 31, 1999 from $18.12 at December 31, 1998. The decrease in Net Asset Value per Unit is primarily attributable to the distribution of sales proceeds and a reduction of working capital reserves, partially offset by increases in the appraised values of the Registrant's properties, most notably Summit Village, Powell Street Plaza and Lincoln Square Apartments. The increases in appraised value of Summit Village and Lincoln Square Apartments are a result of an increase in market rents. Powell Street Plaza's increase in appraised value was primarily due to the commencement of several new leases and an increase in projected market rents.

The Registrant made cash distributions, of $4.17 and $.72 per Unit to Unitholders for the years ended December 31, 1999 and 1998, respectively. The distributions of $.72 per Unit were paid from cash generated from operations for each year, and during 1999 special distributions of $3.14 per Unit were paid from sales proceeds and $.31 per Unit was paid from cash reserves.

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

Forward Looking Information
---------------------------

The above information in Management's Discussion and Analysis of Financial Condition and Results of Operations includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the General Partners believe that their plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking information disclosed herein is based upon the assumptions and estimates that, while considered reasonable by the General Partners as of the date hereof, are inherently subject to business, economic, competitive, and regulatory uncertainties and contingencies which are beyond the control of the General Partners.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          ----------------------------------------------------------

Not applicable.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

See List of Financial Statements and Financial Statement Schedule on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
Financial Disclosure.
--------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

As of February 11, 2000, there was one group known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant.

                                                                   Number         Percent
                                                    Number         of Units       of Units
                                                    Of Units       Beneficially   Beneficially
Name and Address                                    Owned          Owned          Owned
----------------                                    -----          -----          -----

Oak Investors, LLC                                  638,516        654,321        5.14%
1650 Hotel Circle North, Suite 200, San Diego, CA

Arlen Capital LLC Profit Sharing Plan                 3,847        654,321        5.14
1650 Hotel Circle North, Suite 200, San Diego, CA

Don & Barbara Augustine Family Trust                  6,930        654,321        5.14
1650 Hotel Circle North, Suite 200, San Diego, CA

Dimension Investments, Ltd.                           5,028        654,321        5.14
1650 Hotel Circle North, Suite 200, San Diego, CA

The Registrant has no directors or officers, and as of March 1, 2000, neither of the General Partners of the Registrant owns any Units, though together they own a 1% general partnership interest in the Registrant. As of March 1, 2000, no directors or officers of AREA GP beneficially owned any Units. As of March 1, 2000, no directors of Aetna/AREA owned any Units, and as of such date, officers of Aetna/AREA as a group beneficially owned approximately 232 Units, which constituted less than 1% of the outstanding Units.

Aetna Life Insurance Company entered into an Option Purchase Agreement dated June 7, 1996, with the managing member of UBS Brinson Realty Investors LLC (formerly known as Allegis Realty Investors LLC) by which such managing member is granted the right to purchase the stock of Aetna/AREA for nominal consideration during the twelve-year period following the date of the option. During the period of the option, such managing member is also granted the right to designate the directors of Aetna/AREA regardless of whether the option is exercised. This option has not been exercised to date.

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Registrant. The arrangements for payment of compensation and fees were not determined in arms-length negotiations with the Registrant. The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Registrant's investments. The fee is payable quarterly from available cash flow and may not exceed 2.25% per annum of net asset value. See Note 9 to the Consolidated Financial Statements for additional information regarding the fee. For the year ended December 31, 1999, Aetna/AREA and AREA GP were entitled to fees of $2,029,436 and $2,297,914, respectively, totaling $4,327,350.

During the year ended December 31, 1999, $284,868 was paid to Aetna Life Insurance Company, an affiliate of Aetna/AREA, primarily as reimbursement for insurance expense paid on behalf of the Registrant by Aetna Life Insurance Company to persons not affiliated with the Registrant.

Cash distributions paid to the General Partners during the year ended December 31, 1999 aggregated $535,974 which related to operations for the quarters ended December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999, a
reduction of cash reserves, and the distribution of sales proceeds from properties sold during 1999.

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

      (b) There were no reports on Form 8-K filed in the fourth quarter of fiscal year 1999.

      (c) See Exhibit Index contained herein.

      (d) See List of Financial Statements and Financial Statement Schedule included on page F-1.

                                INDEX TO EXHIBITS


Exhibit                                                                     Page
-------                                                                     ----
3.1   Form of Subscription Agreement (incorporated by reference
      to Post-Effective Amendment No. 15 to the Registrant's
      Registration Statement on Form S-11, File No. 33-2264)...........        *

3.2   Revised Limited Partnership Agreement of the Registrant
      (incorporated by reference to Post-Effective Amendment
      No. 15 to the Registrant's Registration Statement on
      Form S-11, File No. 33-2264).....................................        *

3.3   Form of Certificate of Limited Partnership Interest
      (incorporated by reference to Post-Effective Amendment
      No. 14 to the Registrant's Registration Statement on
      Form S-11, File No. 33-2264).....................................        *

3.4   Form of Distribution Reinvestment Plan Election Card
      (incorporated by reference to Post-Effective Amendment
      No. 15 to the Registrant's Registration Statement on
      Form S-11, File No. 33-2264).....................................        *

4.1   Revised Depositary Agreement of the Registrant
      (incorporated by reference to Post-Effective Amendment
      No. 14 to the Registrant's Registration Statement on
      Form S-11, File No. 33-2264).....................................        *

4.2   See Exhibits 3.1, 3.2, 3.3, and 3.4..............................        *

4.3   Distribution Reinvestment Plan of the Registrant
      (incorporated by reference to Post-Effective Amendment
      No. 2 to the Registrant's Registration Statement on
      Form S-11, File No. 33-2264).....................................        *

4.4   Revised Form of Depositary Receipt of the Registrant
      (incorporated by reference to Post-Effective Amendment
      No. 17 to the Registrant's Registration Statement on
      Form S-11, File No. 33-2264).....................................        *

4.5   Form of Distribution Reinvestment Plan Administration
      Agreement (incorporated by reference to Post-Effective
      Amendment No. 8 to the Registrant's Registration
      Statement on Form S-11, File No. 33-2264)........................        *

10.1  Revised Escrow Agreement (incorporated by reference
      to Post-Effective Amendment No. 15 to the Registrant's
      Registration Statement on Form S-11, File No. 33-2264)...........        *

10.2  See Exhibits 4.1 and 4.5.........................................        *

* Incorporated by reference

10.3  Custody Agreement (incorporated by reference to
      Post-Effective Amendment No. 15 to the Registrant's
      Registration Statement on Form S-11, File No. 33-2264)...........        *

10.4  Processing Agreement (incorporated by reference to
      Post-Effective Amendment No. 15 to the Registrant's
      Registration Statement on Form S-11, File No. 33-2264)...........        *

10.5  Amendment to Revised Escrow Agreement, dated
      March 4, 1991 (incorporated by reference to Form 10-K
      for the year ended December 31, 1990)............................        *

10.6  Amendment to Custody Agreement, dated March 4, 1991
      (incorporated by reference to Form 10-K for the year
      ended December 31, 1990).........................................        *

10.7  Amendment to Processing Agreement, dated March 4, 1991
      (incorporated by reference to Form 10-K for the year
      ended December 31, 1990).........................................        *

21    Subsidiaries of the Registrant (incorporated by
      reference to Post-Effective Amendment No. 11 to the
      Registrant's Registration Statement on Form S-11,
      File No. 33-2264)................................................        *


* Incorporated by reference

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of March 2000.


                                       Aetna Real Estate Associates, L.P.

                                       By: Aetna/AREA Corporation,
                                           General Partner

                                           By:/s/Daniel R. Leary
                                              ----------------------------------
                                              Daniel R. Leary
                                              President



                                       By: AREA GP Corporation,
                                           General Partner

                                           By:/s/Mark J. Marcucci
                                              ----------------------------------
                                              Mark J. Marcucci
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000, by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                                      Title
     ---------                                      -----

/s/ Daniel R. Leary                    President (Principal Executive Officer)
------------------------------         and Director of Aetna/AREA Corporation
Daniel R. Leary

/s/Carol M. Kuta                       Treasurer (Principal Financial and
------------------------------         Accounting Officer) and Comptroller
Carol M. Kuta                          of Aetna/AREA Corporation

/s/James W. O'Keefe                    Chairman and Vice President of
------------------------------         Aetna/AREA Corporation
James W. O'Keefe

/s/Dean A. Lindquist                   Assistant Treasurer and Assistant
------------------------------         Comptroller of Aetna/AREA Corporation
Dean A. Lindquist

/s/Mark J. Marcucci                    Director and President of
------------------------------         AREA GP Corporation
Mark J. Marcucci

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                       ----------------------------------
                        (a Delaware limited partnership)

List of Financial Statements and Financial Statement Schedule
-------------------------------------------------------------
                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2

Report of Realty Services International, Inc.                          F-3 - F-4

Consolidated Balance Sheets (Historical Cost and Current Value)
     December 31, 1999 and 1998                                              F-5

Consolidated Statements of Income (Loss) (Historical Cost)
     for the years ended December 31, 1999, 1998 and 1997                    F-6

Consolidated Statements of Partners' Capital (Deficiency)
     (Historical Cost) for the years ended December 31, 1999,
     1998 and 1997                                                           F-7

Consolidated Statements of Partners' Capital (Deficiency)
    (Current Value) for the years ended December 31, 1999, 1998
    and 1997                                                                 F-8

Consolidated Statements of Cash Flows (Historical Cost)
     for the years ended December 31, 1999, 1998 and 1997                    F-9

Consolidated Current Value Basis Statements of Changes in Excess
     (Deficiency) of Current Value over Historical Cost for the
     years ended December 31, 1999, 1998 and 1997                           F-10

Notes to Consolidated Financial Statements                           F-11 - F-21

Report of Independent Accountants-
     Supplementary Information                                              F-22

The  following financial statement schedule of Aetna Real Estate
     Associates, L.P. required by Item 14 (d) is included in this Item 8:

Schedule III -- Real Estate and Accumulated Depreciation             F-23 - F-27

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

PRICEWATERHOUSECOOPERS


                        Report of Independent Accountants


To the Unitholders of
Aetna Real Estate Associates, L.P.

We have audited the accompanying consolidated historical cost balance sheets of Aetna Real Estate Associates, L.P. (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated historical cost statements of income, partners' capital and of cash flows for each of the three years in the period ended December 31, 1999. We have also audited the supplemental consolidated current value basis balance sheets of Aetna Real Estate Associates, L.P. as of December 31, 1999 and 1998, and the supplemental consolidated current value basis statements of partners' capital and changes in the excess of current value over historical cost for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts of disclosures in the financial statements presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the historical cost financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aetna Real Estate Associates, L.P. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As described in Note 2, the supplemental consolidated current value financial statements have been prepared by management to present relevant financial information that is not provided by the consolidated historical cost financial statements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States. In addition, the supplemental consolidated current value financial statements do not purport to present the net realizable, liquidation, or market value of the Partnership as a whole. Furthermore, amounts ultimately realized by the Partnership from the disposal of properties may vary significantly from the current values presented.

In our opinion, the supplemental consolidated current value financial statements referred to above present fairly, in all material respects, the information set forth in them on the basis of accounting described in Note 2.

PRICEWATERHOUSECOOPERS LLP

February 10, 2000 except Note 15
for which the date is February 22, 2000

REALTY SERVICES INTERNATIONAL, INC.
A subsidiary of GMAC Commercial Mortgage

February 10, 2000

PricewaterhouseCoopers
And the Unitholders of Aetna
Real Estate Associates, L.P.

Re:   Windmont Apartments, Dekalb County, GA
      Powell Street Plaza, Emeryville, CA
      Lincoln Marina Bay, Richmond, CA
      Village Square Shopping Center, Hazelwood, MO
      Oakland Pointe Shopping Center, Pontiac, MI
      Summit Village, Rosslyn, VA
      Westgate Distribution Center, Corona, CA
      Town Center Business Park, Santa Fe Springs, CA
      Lincoln Square, Arlington Heights, IL

Dear Sirs:

REALTY SERVICES International, Inc. ("RSI") has estimated the market value of certain real property ("the Properties") owned by Aetna Real Estate Associates, L.P. ("the Partnership") as of December 31, 1999. The Properties consist of the nine (9) properties identified above.

Full annual valuation reports and quarterly update reports were performed for each of the Properties during 1999. In accordance with an ongoing schedule, the dates for the full annual valuation varied from property to property during the course of the year. The quarterly valuations, which were more limited in scope, were based on, and subject to data contained in the most recent full valuation. Each property was inspected at least once during the course of the assignment. The reports were prepared in accordance with the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute.

The aggregate market value estimate reported below is subject to the detailed assumptions and limiting conditions with respect to each property considered, or incorporated by reference, in the Appraisal, with respect to such Property. The aggregate market value estimate is the sum of the individual property market values and does not reflect any premium or discount for the properties as a whole.

In the opinion of RSI, the aggregate market value of the Properties, as of December 31, 1999 was:

             TWO HUNDRED TWO MILLION NINE HUNDRED THOUSAND DOLLARS

                                 ($202,900,000)

RSI was not employed to provide legal analysis and assumes no responsibility for any matters of a legal nature. RSI was also not employed to perform engineering inspections, and assumes no responsibility for structural and mechanical, electrical, or any other construction matters, or the ability of the underlying properties to withstand climatic or seismic disruptions.

Neither RSI, its officers, nor staff have any known present or contemplated future interest in the Properties. RSI has no personal interest or bias with respect to the subject matter or the parties involved. To the best of our knowledge and belief, the facts upon which the analyses and conclusions are based are true and correct. RSI's fee for the assignments was in no way contingent upon the values reported.


Sincerely,

REALTY SERVICES International, Inc.

/s/Wayne R. Miller

Wayne R. Miller, MAI, ASA
Vice President/Regional Manager

                      AETNA REAL ESTATE ASSOCIATES, L.P.
                           Consolidated Balance Sheets
                       (Historical Cost and Current Value)
                        As of December 31, 1999 and 1998
                                (in thousands)

                                                         1999                    1998
                                                 ---------------------   ---------------------
                                                 Current                 Current
                                                  Value     Historical    Value     Historical
                                                 (Note 2)      Cost      (Note 2)      Cost
                                                 --------    --------    --------    --------
Assets
------

Investments in real estate:
  Properties held for investment                 $179,022    $163,469    $223,343    $225,833
  Less accumulated depreciation
    and amortization                                    -     (41,679)          -     (48,915)
                                                 --------    --------    --------    --------
                                                  179,022     121,790     223,343     176,918
  Properties held for sale (net of historical
    cost accumulated depreciation of $2,972)       21,079      15,696           -           -
                                                 --------    --------    --------    --------
    Total investments in real estate              200,101     137,486     223,343     176,918

Cash and cash equivalents                          10,419      10,419      12,597      12,597
Rent and other receivables                            997       3,171         964       3,656
Other                                                  13          13          13          13
                                                 --------    --------    --------    --------

    Total assets                                 $211,530    $151,089    $236,917    $193,184
                                                 ========    ========    ========    ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Investment portfolio fee payable
    to related parties                           $    967    $    967    $  1,232    $  1,232
  Accounts payable and accrued expenses               635         635         525         525
  Accrued property taxes                              537         537         770         770
  Unearned income                                     195         195         252         252
  Security deposits                                   683         683       1,063       1,063
                                                 --------    --------    --------    --------
    Total liabilities                               3,017       3,017       3,842       3,842
                                                 --------    --------    --------    --------

Commitments (Note 14)

Partners' capital (deficiency):
  General Partners                                     20        (584)        266        (171)
  Limited Partners                                208,493     148,656     232,809     189,513
                                                 --------    --------    --------    --------
    Total partners' capital                       208,513     148,072     233,075     189,342
                                                 --------    --------    --------    --------

    Total liabilities and partners' capital      $211,530    $151,089    $236,917    $193,184
                                                 ========    ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
           Consolidated Statements of Income (Loss) (Historical Cost)
              For the Years Ended December 31, 1999, 1998 and 1997
                (in thousands, except units and per unit amounts)

                                                      1999         1998         1997
                                                    --------     --------     --------
Revenue:
  Rental                                            $ 30,230     $ 29,716     $ 28,604
  Interest                                               753          538          404
  Other income                                           454          435          589
                                                    --------     --------     --------
                                                      31,437       30,689       29,597
                                                    --------     --------     --------

Expenses:
  Property operating                                   9,858       10,005       10,056
  Depreciation and amortization                        6,092        6,932        6,921
  Investment portfolio
    fee - related parties                              4,327        4,840        4,703
  General and administrative                             725          698          676
  Bad debt                                               263          320          448
                                                    --------     --------     --------
                                                      21,265       22,795       22,804
                                                    --------     --------     --------

Legal expenses - litigation                           (2,408)           -            -

Gain on sales of properties                            4,563            -            -

Impairment of investment in real estate                    -       (9,007)           -
                                                    --------     --------     --------

    Net income (loss)                               $ 12,327     $ (1,113)    $  6,793
                                                    ========     ========     ========

Net income (loss) allocated:
  To the General Partners                           $    123     $    (11)    $     68
  To the Limited Partners                             12,204       (1,102)       6,725
                                                    --------     --------     --------

                                                    $ 12,327     $ (1,113)    $  6,793
                                                    ========     ========     ========

Weighted average number of
  limited partnership units
  outstanding                                     12,724,547   12,724,547   12,724,547
                                                  ==========   ==========   ==========

Earnings (Loss) per limited
  partnership unit                                $      .96   $     (.09)  $      .53
                                                  ==========   ==========   ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
   Consolidated Statements of Partners' Capital (Deficiency) (Historical Cost)
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)



                                                    General      Limited
                                                    Partners     Partners       Total
                                                    --------     --------     --------

Balance at January 1, 1997                          $    (43)    $202,213     $202,170

  Net income                                              68       6,725         6,793

  Cash distributions                                     (92)      (9,162)      (9,254)
                                                    --------     --------     --------

Balance at December 31, 1997                             (67)     199,776      199,709

  Net loss                                               (11)      (1,102)      (1,113)

  Cash distributions                                     (93)      (9,161)      (9,254)
                                                    --------     --------     --------

Balance at December 31, 1998                            (171)     189,513      189,342

  Net income                                             123       12,204       12,327

  Cash distributions                                    (536)     (53,061)     (53,597)
                                                    --------     --------     --------

Balance at December 31, 1999                        $   (584)    $148,656     $148,072
                                                    ========     ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency) (Current Value)
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                    General      Limited
                                                    Partners     Partners       Total
                                                    --------     --------     --------

Balance at January 1, 1997                          $    (58)    $200,700     $200,642

  Net income                                              68        6,725        6,793

  Increase in excess of current value over
    historical cost                                      168       16,663       16,831

  Cash distributions                                     (92)      (9,162)      (9,254)
                                                    --------     --------     --------

Balance at December 31, 1997                              86      214,926      215,012

  Net loss                                               (11)      (1,102)      (1,113)

  Increase in excess of current value over
    historical cost                                      284       28,146       28,430

  Cash distributions                                     (93)      (9,161)      (9,254)
                                                    --------     --------     --------

Balance at December 31, 1998                             266      232,809      233,075

  Net income                                             123       12,204       12,327

  Increase in excess of current value over
    historical cost                                      167       16,541       16,708

  Cash distributions                                    (536)     (53,061)     (53,597)
                                                    --------     --------     --------

Balance at December 31, 1999                        $     20     $208,493     $208,513
                                                    ========     ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Consolidated Statements of Cash Flows (Historical Cost)
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                      1999         1998         1997
                                                    --------     --------     --------
Cash flows from operating activities:
  Net income (loss)                                 $ 12,327     $ (1,113)    $  6,793
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                      6,092        6,932        6,921
    Gain on sales of properties                       (4,563)           -            -
    Bad debt expense                                     263          320          448
    Impairment of investment in real estate                -        9,007            -
    Deferred (accrued) rental income                     518          216           68
    Increase (decrease) in cash arising from
     changes in operating assets and liabilities:
      Rent and other receivables                        (296)        (238)          17
      Investment portfolio fee payable to
       related parties                                  (265)          64          (27)
      Accounts payable and accrued expenses              110           62            1
      Accrued property taxes                            (233)         (12)          16
      Unearned income                                    (57)         (63)         126
      Security deposits                                 (380)          84           45
                                                    --------     --------     --------

        Net cash provided by operating activities     13,516       15,259       14,408
                                                    --------     --------     --------

Cash flows from investing activities:
  Proceeds from sales of properties                   41,191            -            -
  Investments in real estate                          (3,288)      (4,291)      (3,404)
                                                    --------     --------     --------
        Net cash provided by (used in) investing
         activities                                   37,903       (4,291)      (3,404)
                                                    --------     --------     --------

Cash flows from financing activities:
  Cash distributions                                 (53,597)      (9,254)      (9,254)
                                                    --------     --------     --------
        Net cash used in financing activities        (53,597)      (9,254)      (9,254)
                                                    --------     --------     --------

Net increase (decrease) in cash and cash equivalents  (2,178)       1,714        1,750

Cash and cash equivalents at beginning of year        12,597       10,883        9,133
                                                    --------     --------     --------

Cash and cash equivalents at end of year            $ 10,419     $ 12,597     $ 10,883
                                                    ========     ========     ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Current Value Basis Statements of Changes in
            Excess (Deficiency) of Current Value Over Historical Cost
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)



Deficiency of current value over historical cost at January 1, 1997            $(1,528)

  Current value increase in properties                                          16,763
  Decrease in accrued rent                                                          68
                                                                               -------
                                                                                16,831
                                                                               -------

Excess of current value over historical cost at December 31, 1997               15,303
                                                                               -------

  Current value increase in properties                                          19,207
  Write-down of properties for permanent impairment                              9,007
  Decrease in accrued rent                                                         216
                                                                               -------
                                                                                28,430
                                                                               -------

Excess of current value over historical cost at December 31, 1998               43,733
                                                                               -------

  Current value increase in properties                                          16,219
  Decrease in excess of current value over historical
    cost resulting from sales of properties                                        (29)
  Decrease in accrued rent                                                         518
                                                                               -------
                                                                                16,708
                                                                               -------

Excess of current value over historical cost at December 31, 1999              $60,441
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

        o The aggregate difference between the current value basis and historical cost basis of the Partnership's assets and liabilities is reflected in the partners' capital accounts in the current value basis balance sheets. The components of this difference at December 31, 1999 and 1998 are as follows:

                                                               1999       1998
                                                             -------    -------
                                                               (in thousands)

            Properties                                       $62,615    $46,425
            Accrued rent                                      (2,174)    (2,692)
                                                             -------    -------
            Excess of current value over historical cost     $60,441    $43,733
                                                             =======    =======

3.   SIGNIFICANT ACCOUNTING POLICIES

     Financial Statements
     --------------------

     The Partnership has a controlling interest in each of its joint venture investments and, therefore, has consolidated the accounts of such joint ventures in the financial statements. The consolidated financial statements for 1999, 1998 and 1997 include the accounts of the Partnership and its joint ventures Lincoln Marina Bay and Town Center Associates. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Properties
     ----------

     The Partnership regularly evaluates the carrying value of its properties. During the fourth quarter of 1998, permanent impairments totaling approximately $9,007,000 were recorded to write-down the carrying value of two investment properties to their estimated fair value. This amount is reflected in the 1998 Consolidated Statement of Income (Loss). At December 31, 1998 each property's estimated undiscounted cash flows over the expected holding period was less than the asset's carrying value. The estimated fair value represents the property's current value, as discussed in Note 2. There were no such write-downs required in 1999 or 1997.

     Properties held for investment, which the Partnership has the intent to hold for the production of income, are carried at depreciated cost, which includes the initial purchase price of the property, plus closing costs, legal fees, and other miscellaneous acquisition costs, net of impairment write-downs. Properties are considered held for sale at the time management accepts a purchase offer or otherwise commits to the sale of a property. In accordance with FAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, these properties to be disposed of are carried at the lower of depreciated cost or fair value less estimated selling costs, and classified as Properties held for sale in the accompanying Consolidated Balance Sheets. Leases are accounted for under the operating method where rental income is recognized on a straight-line basis. Lease termination fees are included in income in the period in which the fee is received. Expenses including advertising, maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective depreciable properties and improvements, ranging from 5 to 40 years for land improvements; 10 to 50 years for building and improvements; and 3 to 10 years for personal property, furniture, fixtures and equipment. Leasing commissions and tenant improvements are amortized over the life of the respective leases or the lives of the improvements, whichever is shorter. Properties held for sale are not depreciated.

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

     Cash Equivalents
     ----------------

     For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are restricted security deposits of $102,442 and $87,519 at December 31, 1999 and 1998, respectively. Also, included in cash and cash equivalents at December 31, 1999 and 1998 was $7,220,087 and $6,689,916,
     respectively, held in a mutual fund utilizing investments such as commercial paper, certificates of deposit and government obligations, which are carried at market value. The cost of cash equivalents approximates fair value at December 31, 1999 and 1998.

     At December 31, 1999 and 1998, approximately $770,000 and $1,023,000, respectively, of the bank balances of the Partnership's checking and money market accounts were insured by the Federal Deposit Insurance Corporation ("FDIC") while approximately $2,755,000 and $5,834,000, respectively, were uninsured. Included in the uninsured bank balances was approximately $2,578,000 and $4,522,000 held at one major financial institution at December 31, 1999 and December 31, 1998, respectively. The remainder of the uninsured balances were held in multiple banks.

     Income Taxes
     ------------

     No provision for federal or state income taxes has been made in the consolidated financial statements since income, losses and tax credits are generally passed through to the individual partners.

     Earnings Per Limited Partnership Unit
     -------------------------------------

     Earnings per unit is based upon net income allocated to the Limited Partners and their weighted average number of units outstanding during the year.

4.   SALES OF INVESTMENTS IN REAL ESTATE

     On March 17, 1999, Gateway Square was sold to an unaffiliated party. The gross sales price of $6,940,000 was approximately $640,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $211,000 and $235,000, respectively, net cash proceeds to the Partnership were approximately $6,494,000. Gain on the sale included in these consolidated financial statements for the year ended December 31, 1999 is approximately $1,211,000.

     On October 18, 1999, Three Riverside Drive was sold to an unaffiliated party. The gross sales price of $8,025,000 was approximately $825,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $206,000 and $177,000, respectively, net cash proceeds to the Partnership were approximately $7,642,000. Gain on the sale included in these consolidated financial statements for the year ended December 31, 1999 is approximately $320,000.

     On October 18, 1999, 115 and 117 Flanders Road was sold to an unaffiliated party. The gross sales price of $9,975,000 was approximately $275,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $254,000 and $178,000, respectively, net cash proceeds to the Partnership were approximately $9,543,000. Gain on the sale included in these consolidated financial statements for the year ended December 31, 1999 is approximately $635,000.

     On October 26, 1999, Cross Pointe Centre was sold to an unaffiliated party. The gross sales price of $17,254,444 was approximately $1,354,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $315,000 and $168,000, respectively, net cash proceeds to the Partnership were approximately $16,772,000. Gain on the sale included in these consolidated financial statements for the year ended December 31, 1999 is approximately $2,397,000.

5.   RENT AND OTHER RECEIVABLES

     Rent and other receivables at December 31, 1999 and 1998 are summarized as follows:

                                                        1999                        1998
                                              ------------------------    ------------------------
                                                Current     Historical      Current     Historical
                                                 Value         Cost          Value         Cost
                                              ----------    ----------    ----------    ----------

     Rent and reimbursements receivable       $1,091,398    $1,091,398    $1,626,087    $1,626,087

     Prepaids and other receivables              209,572       209,572       235,475       235,475
     Accrued rent                                      -     2,173,798             -     2,691,723
                                              ----------    ----------    ----------    ----------
                                               1,300,970     3,474,768     1,861,562     4,553,285
     Less: allowance for doubtful accounts      (304,039)     (304,039)     (897,084)     (897,084)
                                              ----------    ----------    ----------    ----------

     Total rent and other receivables         $  996,931    $3,170,729    $  964,478    $3,656,201
                                              ==========    ==========    ==========    ==========

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

7.   JOINT VENTURES

     The Partnership was a general partner in two consolidated joint ventures as of December 31, 1999, 1998 and 1997. The joint venture agreements in existence as of December 31, 1999 provide the Partnership with priority cash payments from operations of the joint ventures ranging from 9% to 13% per annum on all funds contributed by the Partnership to the extent sufficient cash flows are generated by the underlying properties. Any cash flows in excess of these payments to the Partnership will be distributed to the Partnership and its joint venture partners in accordance with their joint venture interests. The Partnership's interests in its joint ventures range from 50% to 80%.

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

     Effective January 1, 1991, the Partnership suspended its initial offering of $300,000,000 of units. In March 1992, the Partnership terminated the offering and suspended sales of units pursuant to the DRIP. During 1993, the Partnership received a favorable response to a no-action request submitted to the Securities and Exchange Commission regarding its ability to continue to sell units pursuant to the DRIP without registration of such units under the Securities Act of 1933, as amended. As of December 31, 1999, the Partnership had not reopened sales of units pursuant to the DRIP. No additional units were issued since 1991. Information related to Unitholders' distributions for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                       Cash Distributions
                                       ------------------
                                    Paid             Per Unit
                                    ----             --------
                  1999          $53,061,424           $4.17
                  1998            9,161,674             .72
                  1997            9,161,674             .72

     Cash distributions paid to the General Partners during the year ended December 31, 1999 aggregated $535,974, of which $92,542 related to operations for the quarters ended December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999, and $443,432 related to a reduction of cash reserves, and the distribution of sales proceeds from properties sold during 1999. Cash distributions paid to the General Partners during the year ended December 31, 1998 aggregated $92,542, which related to operations for the quarters ended December 31, 1997, March 31, 1998, June 30, 1998 and September 30, 1998.

9.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee
     ------------------------

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999 in accordance with the Settlement Agreement discussed in Note 16. Prior to March 15, 1999, each of the rates were .25% higher. The current rates will decrease another .25% per annum as of June 19, 2001 pursuant to the Settlement Agreement. For the years ended December 31, 1999, 1998 and 1997, Aetna/AREA and AREA GP were entitled to fees as follows:

                                Aetna/AREA            AREA GP
                                ----------          ----------
                  1999          $2,029,436          $2,297,914
                  1998           2,265,203           2,574,862
                  1997           2,059,243           2,643,952

     Other
     -----

     The General Partners are entitled to reimbursement of expenses paid on behalf of the Partnership incurred in connection with the investments and operation of the Partnership. Reimbursable expenses of $284,868, $347,439 and $399,840, which consist primarily of insurance expense paid to a third party, were reimbursed during 1999, 1998 and 1997 respectively, to an affiliate of Aetna/AREA.

10.  LEASE AGREEMENTS

     At December 31, 1999, the Partnership's principal assets subject to lease agreements consisted of shopping centers, apartment complexes, business parks and industrial parks. Apartment leases generally have terms of 6 to 12 months and provide for a fixed minimum rent. Leases with shopping center, industrial park and business park tenants generally range in term from 1 to 10 years and provide for fixed minimum rent and reimbursement of their proportionate share of operating expenses. Included in rental revenue are $3,519,975, $3,630,246 and $3,803,939 primarily consisting of expense reimbursements for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, various leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. Percentage rent included in rental revenue is $619,872, $438,369 and $329,730 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The following table is a schedule of minimum future rents to be received under noncancelable operating leases:

                           Year ending December 31,
                           ------------------------
                           2000           $18,057,142
                           2001            12,045,874
                           2002            10,757,488
                           2003             9,146,317
                           2004             6,873,377
                           Thereafter      14,652,578
                                          -----------

                           Total          $71,532,776
                                          ===========

11.  NET ASSET VALUE PER UNIT

     Prior to the termination of the Offering and the Remarketing Opportunity and the suspension of the DRIP in 1992, units offered to new Unitholders or issued pursuant to the DRIP were purchased at Net Asset Value per unit as defined in the Partnership Agreement. As discussed in Note 8, the Partnership had not reopened sales of units pursuant to the DRIP as of December 31, 1999. The Net Asset Value per unit calculated in accordance with the Partnership Agreement, is summarized as of December 31, 1999 and 1998 as follows:

                                                              1999            1998
                                                              ----            ----
     Limited Partners' capital - current value basis      $208,491,801    $232,808,194
     Cash to be distributed to Limited Partners             (2,290,418)     (2,290,418)
                                                          ------------    ------------
                                                          $206,201,383    $230,517,776
                                                          ============    ============

     Units outstanding                                      12,724,547      12,724,547
                                                          ============    ============

     Net Asset Value per unit                             $      16.21    $      18.12
                                                          ============    ============


12.  SUPPLEMENTARY INFORMATION

     Maintenance and repairs, real estate taxes and advertising costs included in property operating expenses for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                               1999            1998            1997
                                               ----            ----            ----
     Maintenance and repairs                $1,261,180      $1,095,761      $1,261,142
     Real estate taxes                       2,908,669       3,021,543       3,010,819
     Advertising costs                         307,628         375,714         374,395

13.  RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION

     The following is a reconciliation of net income for financial statement purposes to net income (loss) for federal income tax purposes for the years ended December 31, 1999, 1998 and 1997:

                                              1999            1998            1997
                                              ----            ----            ----

     Net income (loss) per financial
       statements                         $ 12,327,452    $ (1,112,562)   $  6,792,869
     Gain on sale of properties for tax
       purposes less than gain on sale
       of properties per financial
       statements                           (4,826,918)              -               -
     Joint venture net income for tax
       purposes in excess of (less than)
       joint venture net income per
       financial statements                   (134,804)        491,758         374,786
     Depreciation deducted for tax
       purposes greater (less) than
       depreciation expense per financial
       statements                             (169,993)        143,694         681,231
     Permanent impairment not deductible
       for tax purposes                              -       9,006,619               -
     Rental income related to accrued
       rent on wholly owned properties         574,457          16,460         109,467
     Bad debt expense deducted per
       financial statements in excess
       of (less than) bad debt expense
       deducted for tax purposes              (251,640)        (79,323)        131,291
     Other                                       5,221         (35,137)         20,597
                                          ------------    ------------    ------------

     Taxable net income                   $  7,523,775    $  8,431,509    $  8,110,241
                                          ============    ============    ============

     The following is a reconciliation of partners' capital (historical cost) for financial statement purposes to partners' capital for federal income tax purposes as of December 31, 1999, 1998 and 1997:

                                              1999            1998            1997
                                              ----            ----            ----

     Partners' capital per financial
       statements                         $148,072,144    $189,342,090    $199,708,868
     Adjustment for cumulative difference
       between tax basis net income and
       net income (loss) per financial
       statements                           17,232,983      22,036,660      12,492,589
                                          ------------    ------------    ------------

     Partners' capital per tax return     $165,305,127    $211,378,750    $212,201,457
                                          ============    ============    ============

14.  COMMITMENTS

     As of December 31, 1999, the Partnership had outstanding commitments of approximately $1.8 million relating to previously acquired investments. Of this amount, $.9 million relates to the Partnership's commitment to fund additional tenant improvements at Village Square, and $.6 million relates to the Partnership's commitment to fund additional leasing commissions, tenant and building improvements at Town Center Business Park.

15.  SUBSEQUENT EVENTS

     Windmont Apartments Sale
     ------------------------

     On January 19, 2000 Windmont Apartments was sold to an unaffiliated party for a gross sales price of $10,310,000. After closing costs and adjustments, net cash proceeds to the Partnership were approximately $10,002,000. Gain on sale of approximately $4,322,000 will be recognized in the consolidated financial statements for the quarter ended March 31, 2000.

     Lincoln Square Apartments Sale
     ------------------------------

     On February 22, 2000 Lincoln Square Apartments was sold to an unaffiliated party for a gross sales price of $18,050,000. After closing costs and adjustments, net cash proceeds to the Partnership were approximately $17,090,000. Gain on sale of approximately $9,273,000 will be recognized in the consolidated financial statements for the quarter ended March 31, 2000.

     Capital Contributions/Distributions
     -----------------------------------

     In February 2000, the Partnership declared cash distributions aggregating $2,313,554 ($.18 per Unit) pertaining to the period from October 1, 1999 to December 31, 1999, which will be distributed on or about February 28, 2000. The General Partners expect to distribute a portion of the net proceeds from the sales of Windmont Apartments and Lincoln Square Apartments in the form of a special distribution during the quarter ended March 31, 2000.

16.  LITIGATION

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

     Upon the approval by the court of the Settlement Agreement, the Applicable Percentage, as defined in Section 6.6 of the Partnership Agreement, used to calculate the Investment Portfolio Fee per quarter which is paid to the General Partners, was reduced by 0.0625% (the "First Reduction"). The First Reduction was effective on June 19, 1999 (the "Final Date") and was applied retroactively to March 15, 1999, the date of the execution of the Settlement Agreement. The First Reduction resulted in a 0.25% reduction of the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement. Effective on the second anniversary of the Final Date, the Applicable Percentage will be reduced by an additional 0.0625% per quarter (the "Second Reduction"). The First and Second Reductions will apply cumulatively so that the annual Investment Portfolio Fee from the second anniversary of the Final Date through the termination of the Partnership will be a total of 0.50% below the annual Investment Portfolio Fee otherwise provided in the Partnership Agreement.

     Pursuant to the terms of the Settlement Agreement, the Partnership made a special cash distribution out of Partnership cash reserves on April 14, 1999 of $2,544,909 ($0.20 per Unit) to Limited Partners and $25,706 to the General Partners.

     As part of the Settlement Agreement the plaintiff's attorneys were paid fees and out-of-pocket expenses totaling $2,195,757 during the year ended December 31, 1999. In addition, legal expenses on behalf of the Partnership and the General Partners amounting to $212,346 were paid or accrued as of December 31, 1999. The total legal expense of the litigation for the year ended December 31, 1999 aggregated $2,408,103.

PRICEWATERHOUSECOOPERS

         Report of Independent Accountants - Supplementary Information



To the Unitholders of
Aetna Real Estate Associates, L.P.

In connection with our audits of the consolidated financial statements of Aetna Real Estate Associates, L.P. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, which financial statements are included herein, we have also audited the related financial statement schedule listed in the index on page F-1 herein.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




February 10, 2000 except Note 15
for which the date is February 22, 2000

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                             As of December 31, 1999


                                                                Costs Capitalized
                                                                    Subsequent                    Gross Amount at Which
                                       Initial Cost               to Acquisition                 Carried at End of Year
                                 --------------------------   ----------------------   -----------------------------------------

                        Encum-                  Building &               Building &                   Building &
Description             brances      Land      Improvements     Land    Improvements       Land      Improvements     Total(a)
---------------------   -------  -----------   ------------   --------  ------------   -----------   ------------   ------------

Partnership Owned:

Lincoln Square          $     -  $ 1,859,283   $ 11,102,944   $  1,660   $   829,924   $ 1,860,943   $ 11,932,868   $ 13,793,811
Apartments
Arlington Heights, IL

Oakland Pointe(b)             -    3,412,062     16,981,319     15,443    (9,987,051)    3,427,505      6,994,268     10,421,773
Shopping Center
Pontiac, MI

Summit Village                -    5,395,408     30,154,302    116,350     2,415,632     5,511,758     32,569,934     38,081,692
Apartment Complex
Rosslyn, VA

Village Square                -    2,710,355      4,103,802    285,346     1,111,504     2,995,701      5,215,306      8,211,007
Office Building
Hazelwood, MO

Windmont Apartments           -    1,429,226      6,093,017     28,430       696,249     1,457,656      6,789,266      8,246,922
Apartment Complex
Atlanta, GA

Powell Street Plaza           -    9,196,813     20,167,160    (68,973)    2,789,777     9,127,840     22,956,937     32,084,777
Shopping Center
Emeryville, CA



                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Schedule III - Real Estate and Accumulated Depreciation (Continued)
                             As of December 31, 1999


                                                                Costs Capitalized
                                                                    Subsequent                    Gross Amount at Which
                                       Initial Cost               to Acquisition                 Carried at End of Year
                                 --------------------------   ----------------------   -----------------------------------------

                        Encum-                  Building &               Building &                   Building &
Description             brances      Land      Improvements     Land    Improvements       Land      Improvements     Total(a)
---------------------   -------  -----------   ------------   --------  ------------   -----------   ------------   ------------

Partnership Owned (Cont'd)

Westgate Distribution
Center                        -    3,916,801      6,047,987     18,474     4,164,825     3,935,275     10,212,812     14,148,087
Industrial Park
Corona, CA

Consolidated Ventures:

Marina Bay                    -    1,777,110      5,212,740    166,987     4,153,146     1,944,097      9,365,886     11,309,983
Industrial Park
Richmond, CA

Town Center                   -   10,880,641     19,198,867     94,939    15,664,926    10,975,580     34,863,793     45,839,373
Business Park
Santa Fe Springs, CA
                        -------  -----------   ------------   --------   -----------   -----------   ------------   ------------

                        $     -  $40,577,699   $119,062,138   $658,656   $21,838,932   $41,236,355   $140,901,070   $182,137,425
                        =======  ===========   ============   ========   ===========   ===========   ============   ============


                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Schedule III - Real Estate and Accumulated Depreciation (Continued)
                             As of December 31, 1999

                                                                               Life on which
                                                                              Depreciation in
                                                                               Latest Income
                               Accumulated         Date of         Date          Statement
Description                  Depreciation(a)    Construction     Acquired       is Computed
-----------                  ---------------    ------------    ----------    ---------------

Lincoln Square
Apartments
Arlington Heights, IL          5,265,849               1986      11/14/86         33 years

Oakland Pointe(b)(d)
Shopping Center
Pontiac, MI                      496,568               1987       1/26/88         33 years

Summit Village
Apartment Complex             10,481,608          1987/1989     6/9/87 and        40 years
Rosslyn, VA                                                       8/31/89

Village Square
Office Building
Hazelwood, MO                  1,043,109          1961/1988       6/24/87         33 years

Windmont Apartments(d)
Apartment Complex
Atlanta, GA                    2,476,003               1989       7/18/89         33 years

Powell Street Plaza
Shopping Center
Emeryville, CA                 7,000,275               1988       2/16/90         33 years


                            See Notes to Schedule III

                      AETNA REAL ESTATE ASSOCIATES, L.P.
      Schedule III - Real Estate and Accumulated Depreciation (Continued)
                             As of December 31, 1999

                                                                               Life on which
                                                                              Depreciation in
                                                                               Latest Income
                               Accumulated         Date of         Date          Statement
Description                  Depreciation(a)    Construction     Acquired       is Computed
-----------                  ---------------    ------------    ----------    ---------------

Partnership Owned (Cont'd)

Westgate Distribution
Center
Industrial Park
Corona, CA                     3,126,270               1989       2/22/90         50 years

Consolidated Ventures:
Marina Bay
Industrial Park
Richmond, CA                   3,506,859          1962/1987       6/30/87         50 years

Town Center
Business Park
Santa Fe Springs, CA          11,254,461               1982      12/18/87         33 years


                             $44,651,002 (c)
                             ===========


                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                              Notes to Schedule III

(a) Reconciliation of the carrying amount of real estate investments and accumulated depreciation for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                 1999            1998            1997
                                             ------------    ------------    ------------
Balance of real estate investments
  at beginning of year                       $225,833,129    $243,061,496    $239,888,792
Additions during year:
Improvements and additions                      3,288,219       4,290,989       3,369,864
Deductions during year:
Cost of real estate sold                      (46,542,985)              -               -
Impairment(b)                                           -      (9,006,619)              -
New basis adjustment(b)                                 -     (12,404,058)              -
Other(1)                                         (440,938)       (108,679)       (197,160)
                                             ------------    ------------    ------------
Balance of real estate investments
  at close of year                           $182,137,425    $225,833,129    $243,061,496
                                             ============    ============    ============

Balance of accumulated depreciation
  at beginning of year                        $48,914,701     $54,495,592     $47,771,997
Depreciation expense                            6,092,490       6,931,846       6,920,755
Accumulated depreciation of real estate sold   (9,915,251)              -               -
New basis adjustment(b)                                 -     (12,404,058)              -
Other(1)                                         (440,938)       (108,679)       (197,160)
                                              -------------- -------------- -------------
Balance of accumulated depreciation
  at close of year                            $44,651,002     $48,914,701     $54,495,592
                                              ===========     ===========     ===========


     (1) Write-off of tenant improvements and leasing commissions for vacated tenants.

(b) In 1998, two properties were written-down for permanent impairments aggregating $9,006,619. Accumulated depreciation and amortization totaling $12,404,058 at the time of the permanent impairments has been adjusted against each property's respective cost.

(c) For Federal income tax purposes, the aggregate cost of land, buildings and improvements is $196,979,331. The amount of accumulated depreciation on real property for Federal income tax purposes is $51,270,864.

(d) Oakland Pointe Shopping Centre and Windmont Apartments were considered held for sale on December 1, 1999. The Registrant stopped depreciating these properties as of November 30, 1999, see Note 3 to the Consolidated Financial Statements for addition detail on accounting policies.