Form 10-Q
period 2000-03-31
AETNA REAL ESTATE ASSOCIATES L P
filed 2000-05-15
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q



 ----
/ X / Quarterly Report Under Section 13 or 15 (d) of the
----                     Securities Exchange Act of 1934


For the quarter ended:         March 31, 2000
                               --------------

                               OR
 ----
/   / Transition Report Under Section 13 or 15 (d) of the
----                     Securities Exchange Act of 1934

For the transition period from: ------------- to -----------------



                         Commission file number: 0-14986



                       AETNA REAL ESTATE ASSOCIATES, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                               11-2827907
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)



242 Trumbull Street, Hartford, Connecticut                    06103-1212
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code: (860) 275-2178
                                                     -------------


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


Item 1.  Financial Statements

      The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                           Consolidated Balance Sheets
                   As of March 31, 2000 and December 31, 1999
                                 (in thousands)



                                                    March 31,       December 31,
                                                      2000             1999
                                                   (unaudited)
                                                    ---------       -----------



Assets
------

Investments in real estate:
  Properties held for investment                      $146,736         $163,469
  Less accumulated depreciation
         and amortization                              (36,250)         (41,679)
                                                      --------         --------
                                                       110,486          121,790
Properties held for sale (net of accumulated
           depreciation of $1,966 and $2,972)           12,599           15,696
                                                      --------         --------
        Total investments in real estate               123,085          137,486

Cash and cash equivalents                               38,095           10,419
Rent and other receivables                               2,928            3,171
Other                                                       13               13
                                                      --------         --------

        Total assets                                  $164,121         $151,089
                                                      ========         ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
   Investment portfolio fee payable
      to related parties                              $    914         $    967
   Accounts payable and accrued expenses                   309              635
   Accrued property taxes                                  445              537
   Unearned income                                         244              195
   Security deposits                                       597              683
                                                      --------         --------
        Total liabilities                                2,509            3,017
                                                      --------         --------

Partners' capital (deficiency):
   General Partners                                       (448)            (584)
   Limited Partners                                    162,060          148,656
                                                      --------         --------

        Total partners' capital                        161,612          148,072
                                                      --------         --------

        Total liabilities and partners' capital       $164,121         $151,089
                                                      ========         ========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2000 and 1999
                (in thousands, except units and per unit amounts)
                                   (unaudited)



                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                                 2000     1999
                                                              --------- --------

Revenue:
   Rental                                                     $ 6,223    $ 7,810
   Interest                                                       350        145
   Other income                                                    89         70
                                                              -------    -------
                                                                6,662      8,025
                                                              -------    -------

Expenses:
   Property operating                                           1,908      2,459
   Depreciation and amortization                                1,306      1,629
   Investment portfolio fee - related parties                     914      1,237
   General and administrative                                     224        191
   Bad debt                                                        52         83
                                                              -------    -------
                                                                4,404      5,599
                                                              -------    -------

Legal expenses - litigation                                         -      2,472

Gain on sale of properties                                     13,595      1,211
                                                              -------    -------

     Net income                                               $15,853    $ 1,165
                                                              =======    =======

Net income allocated:
   To the General Partners                                    $   159    $    12
   To the Limited Partners                                     15,694      1,153
                                                              -------    -------

                                                              $15,853    $ 1,165
                                                              =======    =======


Weighted average number of limited
   partnership units outstanding                           12,724,54  12,724,547
                                                           =========  ==========

Earnings per limited partnership unit                      $    1.23  $      .09
                                                           =========  ==========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Statements of Partners' Capital (Deficiency)
               For the Three Months Ended March 31, 2000 and 1999
                           (in thousands - unaudited)




                                         General     Limited
                                         Partners    Partners       Total
                                         --------    --------     ---------

Balance at January 1, 2000                $(584)     $148,656      $148,072

   Distributions                            (23)       (2,290)       (2,313)

   Net income                               159        15,694        15,853
                                          -----      --------      --------

Balance at March 31, 2000                 $(448)     $162,060      $161,612
                                          =====      ========      ========



Balance at January 1, 1999                $(171)     $189,513      $189,342

   Distributions                            (49)       (4,836)       (4,885)

   Net income                                12         1,153         1,165
                                          -----      --------      --------

Balance at March 31, 1999                 $(208)     $185,830      $185,622
                                          =====      ========      ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                           (in thousands - unaudited)


                                                                     Three Months Ended
                                                                           March 31,
                                                                     ------------------
                                                                        2000       1999
                                                                     -------    -------

Cash flows from operating activities:
Net income                                                           $15,853    $ 1,165
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                     1,306      1,629
     Gain on sale of properties                                      (13,595)    (1,211)
     Bad debt expense                                                     52         83
     Accrued rental income                                                60         94
     Increase (decrease) in cash arising from changes in operating assets and liabilities:
        Rent and other receivables                                       131        (58)
        Investment portfolio fee payable to related parties              (53)         5
        Accounts payable and accrued expenses                           (326)        32
        Accrued litigation costs                                           -      2,400
        Accrued property taxes                                           (92)       165
        Unearned income                                                   49         41
        Security deposits                                                (86)       (78)
                                                                     -------    -------
           Net cash provided by operating activities                   3,299      4,267
                                                                     -------    -------

Cash flows from investing activities:
  Net proceeds from sale of property                                  27,909      6,712
  Investments in real estate                                          (1,219)    (1,168)
                                                                     -------    -------
           Net cash provided by investing activities                  26,690      5,544
                                                                     -------    -------

Cash flows from financing activities:
  Cash distributions                                                  (2,313)    (2,314)
                                                                     -------    -------
           Net cash used in financing activities                      (2,313)    (2,314)
                                                                     -------    -------

Net increase in cash and cash equivalents                             27,676      7,497

Cash and cash equivalents at beginning of period                      10,419     12,597
                                                                     -------    -------

Cash and cash equivalents at end of period                           $38,095    $20,094
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

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.    GENERAL

      The accompanying financial statements and related notes should be read in conjunction with the Partnership's annual report for the year ended December 31, 1999. The financial data included herein as of December 31, 1999 has been drawn from the consolidated financial statements of the Partnership which were audited by PricewaterhouseCoopers LLP.

2.    TRANSACTIONS WITH AFFILIATES

      Investment Portfolio Fee
      ------------------------

      The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999. Prior to March 15, 1999, each of these rates were .25% higher. The current rates will decrease another .25% per annum as of June 19, 2001. For the three months ended March 31, 2000, Aetna/AREA and AREA GP earned fees of $456,964 and $456,964, respectively. For the three months ended March 31, 1999, Aetna/AREA and AREA GP earned fees of $577,533 and $659,399, respectively.

3.    SALE OF INVESTMENTS IN REAL ESTATE

      On January 19, 2000, Windmont Apartments was sold to an unaffiliated party. The gross sales price of $10,310,000 was $310,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $211,000 and $97,000, respectively, net cash proceeds to the Partnership were approximately $10,002,000. Gain on the sale included in these consolidated financial statements is approximately $4,322,000 for the three months ended March 31, 2000.

      On February 22, 2000, Lincoln Square Apartments was sold to an unaffiliated party. The gross sales price of $18,050,000 was $1,050,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $240,000 and $720,000, respectively, net cash proceeds to the Partnership were approximately $17,090,000. Gain on the sale included in these consolidated financial statements is approximately $9,273,000 for the three months ended March 31, 2000.

4.    CASH DISTRIBUTIONS

      On or about March 7, 2000, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended December 31, 1999.

5.    SUBSEQUENT EVENTS

      On April 10, 2000, the Partnership paid a special cash distribution of $26,991,463 from the sales proceeds of Windmont Apartments and Lincoln Square Apartments.

      In May 2000, the Partnership declared additional distributions of $2,313,554 pertaining to operations for the period from January 1, 2000 to March 31, 2000.

      On May 4, 2000, 344 Bonnie Circle, one of three buildings at Westgate Distribution Center was sold to an unaffiliated party for a gross sales price of $5,050,000. After closing costs and adjustments, net cash proceeds to the Partnership were approximately $4,903,000. Gain on sale of approximately $2,322,000 will be recognized in the consolidated financial statements for the quarter ended June 30, 2000.

6.    NEW ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commissions issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that a lessor defer recognition of percentage rents until a specified gross sales target is achieved by the lessee. The Partnership has accrued interim percentage rent as the lessee's sales targets were met or the achievement of the sales targets became probable. The Partnership will adopt SAB 101 effective for the quarter ending June 30, 2000, when there will be no effect on net income. Had the Partnership adopted SAB 101 as of March 31, 2000 percentage rent income of approximately $95,000 would have been deferred to the quarter ended June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 1999, the Registrant had working capital reserves ("Reserves") of approximately $5.6 million. During the quarter ended March 31, 2000, the Registrant expended approximately $1.2 million for capital improvements. After cash distributions from the sale proceeds (see Note 5 to Consolidated Financial Statements), the Registrant had current Reserves of approximately $7.1 million as of March 31, 2000. The Registrant had approximately $.8 million of outstanding commitments for capital improvements and approximately $2.8 million of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties as of March 31, 2000. For the nine months ended December 31, 2000 the Registrant will fund, if needed, approximately $3.4 million from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant expects to fund Capital Costs throughout 2000 from existing Reserves and the retention of a portion of cash generated from operations. To ensure that the Registrant has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Results of Operations
---------------------

Net income for the three months ended March 31, 2000 increased approximately $14,688,000 in comparison to the corresponding period in 1999, resulting primarily from gains on sales of properties, and no litigation-related legal expenses for the three months ended March 31, 2000. Rental revenue decreased approximately $1,587,000 primarily as a result of the sales of properties, partially offset by increases in rents at Powell Street Plaza and Summit Village Apartments. Interest income increased approximately $205,000 as a result of temporary increases in cash balances due to the sales of properties. Property operating expenses decreased approximately $551,000 and depreciation and amortization decreased approximately $323,000, both primarily the result of property sales. Investment portfolio fees decreased approximately $323,000, the result of the distribution of sales proceeds and lower investment portfolio fee rates.

The Registrant paid cash distributions of $.18 per Unit to Unitholders for the three months ended March 31, 2000 and 1999.

The Net Asset Value of each of the Registrant's Units, based upon quarterly independent appraisals, decreased to $16.41 at March 31, 2000 from $18.14 at March 31, 1999. The decrease in Net Asset Value per Unit is primarily attributable to the distribution of sales proceeds of $3.25 per unit, partially offset by significant increases in the appraised values of certain of the Registrant's properties, including Summit Village Apartments, Village Square and Oakland Pointe Shopping Center. The increase in appraised value of Summit Village is a result of an increase in projected market rents. The increase in the appraised value of Village Square and Oakland Pointe Shopping Center is primarily due to improved occupancy and increases in market rent assumptions. Leasing at Village Square has improved with the conversion from retail to primarily office use.

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



                       AETNA REAL ESTATE ASSOCIATES, L.P.

                       BY:   AREA GP Corporation
                             General Partner



Date: May 15, 2000           BY: /s/Mark J. Marcucci
                               -------------------------------
                                 Mark J. Marcucci
                                 President & Director