Form 10-Q
period 2000-06-30
AETNA REAL ESTATE ASSOCIATES L P
filed 2000-08-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q



  ---
/ X /          Quarterly Report Under Section 13 or 15 (d) of the
 ---                    Securities Exchange Act of 1934

For the quarter ended:         June 30, 2000
                               -------------

                               OR

  ---
/   /          Transition Report Under Section 13 or 15 (d) of the
 ---                    Securities Exchange Act of 1934

For the transition period from:                  to
                                 ---------------    ---------------



                         Commission file number: 0-14986
                                                 -------



                     AETNA REAL ESTATE ASSOCIATES, L.P.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



            Delaware                                             11-2827907
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



242 Trumbull Street, Hartford, Connecticut                       06103-1212
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code:  (860) 275-2178
                                                     --------------



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                         PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Condensed Consolidated Balance Sheets
                    As of June 30, 2000 and December 31, 1999
                                 (in thousands)


                                                      June 30,      December 31,
                                                        2000            1999
                                                     (unaudited)
                                                      ---------      ---------

Assets
------

Investments in real estate:
  Properties held for investment                      $147,103        $163,469
  Less accumulated depreciation
         and amortization                              (37,185)        (41,679)
                                                      --------        --------
                                                       109,918         121,790
Properties held for sale (net of accumulated
         depreciation of $497 and $2,972)               10,006          15,696
                                                      --------        --------
      Total investments in real estate                 119,924         137,486

Cash and cash equivalents                               16,208          10,419
Rent and other receivables                               2,575           3,171
Other                                                       13              13
                                                      --------        --------

      Total assets                                    $138,720        $151,089
                                                      ========        ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Investment portfolio fee payable
    to related parties                                $    788        $    967
  Accounts payable and accrued expenses                    351             635
  Accrued property taxes                                   130             537
  Unearned income                                          204             195
  Security deposits                                        602             683
                                                      --------        --------
      Total liabilities                                  2,075           3,017
                                                      --------        --------

Partners' capital (deficiency):
  General Partners                                        (698)           (584)
  Limited Partners                                     137,343         148,656
                                                      --------        --------

      Total partners' capital                          136,645         148,072
                                                      --------        --------

      Total liabilities and partners' capital         $138,720        $151,089
                                                      ========        ========

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                   Condensed Consolidated Statements of Income
            For the Three and Six Months Ended June 30, 2000 and 1999
                (in thousands, except units and per unit amounts)
                                   (unaudited)



                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                        --------------------      --------------------
                                          2000         1999         2000         1999
                                        -------       ------      -------      -------

Revenue:
  Rental                                $ 5,766      $ 7,926      $11,989      $15,736
  Interest                                  218          145          568          290
  Other income                               62           71          151          141
                                        -------      -------      -------      -------
                                          6,046        8,142       12,708       16,167
                                        -------      -------      -------      -------

Expenses:
  Property operating                      1,775        2,570        3,683        5,029
  Depreciation and amortization             935        1,670        2,241        3,299
  Investment portfolio
    fee - related parties                   788        1,045        1,702        2,282
  General and administrative                175          225          399          416
  Bad debt                                   24          123           76          206
                                        -------      -------      -------      -------
                                          3,697        5,633        8,101       11,232
                                        -------      -------      -------      -------

Legal expenses - litigation                   -            -            -        2,472

Gain on sale of properties                1,990            -       15,585        1,211
                                        -------      -------      -------      -------

  Net income                            $ 4,339      $ 2,509      $20,192      $ 3,674
                                        =======      =======      =======      =======

Net income allocated:
  To the General Partners               $    43      $    25      $   202      $    37
  To the Limited Partners                 4,296        2,484       19,990        3,637
                                        -------      -------      -------      -------

                                        $ 4,339      $ 2,509      $20,192      $ 3,674
                                        =======      =======      =======      =======



Weighted average number of limited
  partnership units outstanding      12,724,547   12,724,547   12,724,547   12,724,547
                                     ==========   ==========   ==========   ==========

Earnings per limited partnership unit   $   .34      $   .20      $  1.57      $   .29
                                        =======      =======      =======      =======

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Condensed Consolidated Statements of Partners' Capital (Deficiency)
                 For the Six Months Ended June 30, 2000 and 1999
                           (in thousands - unaudited)




                                             General      Limited
                                             Partners     Partners       Total
                                             --------     --------     --------

Balance at January 1, 2000                    $(584)      $148,656     $148,072

  Distributions                                (316)       (31,303)     (31,619)

  Net income                                    202         19,990       20,192
                                              -----       --------     --------

Balance at June 30, 2000                      $(698)      $137,343     $136,645
                                              =====       ========     ========



Balance at January 1, 1999                    $(171)      $189,513     $189,342

  Distributions                                (136)       (13,488)     (13,624)

  Net income                                     37          3,637        3,674
                                              -----       --------     --------

Balance at June 30, 1999                      $(270)      $179,662     $179,392
                                              =====       ========     ========

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999
                           (in thousands - unaudited)


                                                                   Six Months Ended
                                                                       June 30,
                                                                 --------------------
                                                                   2000        1999
                                                                 --------    --------

Cash flows from operating activities:
  Net income                                                     $ 20,192    $  3,674
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                   2,241       3,299
    Gain on sale of properties                                    (15,585)     (1,211)
    Bad debt expense                                                   76         206
    Accrued rental income                                              69          66
    Increase (decrease) in cash arising from changes in
      operating assets and liabilities:
        Rent and other receivables                                    119        (467)
        Investment portfolio fee payable to related parties          (179)       (187)
        Accounts payable and accrued expenses                        (284)        133
        Accrued property taxes                                       (407)        107
        Accrued litigation costs                                        -         204
        Unearned income                                                 9          (5)
        Security deposits                                             (81)        (51)
                                                                 --------    --------
          Net cash provided by operating activities                 6,170       5,768
                                                                 --------    --------

Cash flows from investing activities:
  Proceeds from sale of properties, net of closing costs           32,842       6,712
  Investments in real estate                                       (1,604)     (1,981)
                                                                 --------    --------
          Net cash provided by investing activities                31,238       4,731
                                                                 --------    --------

Cash flows from financing activities:
  Cash distributions                                              (31,619)    (13,624)
                                                                 --------    --------
          Net cash used in financing activities                   (31,619)    (13,624)
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents                5,789      (3,125)

Cash and cash equivalents at beginning of period                   10,419      12,597
                                                                 --------    --------

Cash and cash equivalents at end of period                       $ 16,208    $  9,472
                                                                 ========    ========

                 The accompanying notes are an integral part of
                these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1.       GENERAL

         The accompanying financial statements and related notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999. The financial data included herein as of December 31, 1999 has been drawn from the condensed consolidated financial statements of the Partnership which were audited by PricewaterhouseCoopers LLP.

2.       TRANSACTIONS WITH AFFILIATES

         Investment Portfolio Fee
         ------------------------

         The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999. Prior to March 15, 1999, each of these rates were .25% higher. The current rates will decrease another .25% per annum as of June 19, 2001. For the six months ended June 30, 2000, Aetna/AREA and AREA GP earned fees of $851,119 and $851,119, respectively. For the six months ended June 30, 1999, Aetna/AREA and AREA GP earned fees of $1,044,725 and $1,236,932, respectively.

3.       SALE OF INVESTMENTS IN REAL ESTATE

         On January 19, 2000, Windmont Apartments was sold to an unaffiliated party. The gross sales price of $10,310,000 was $310,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $211,000 and $97,000, respectively, net cash proceeds to the Partnership were approximately $10,002,000. Gain on the sale included in these condensed consolidated financial statements is approximately $4,322,000 for the six months ended June 30, 2000.

         On February 22, 2000, Lincoln Square Apartments was sold to an unaffiliated party. The gross sales price of $18,050,000 was $1,050,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $240,000 and $720,000, respectively, net cash proceeds to the Partnership were approximately $17,090,000. Gain on the sale included in these condensed consolidated financial statements is approximately $9,273,000 for the six months ended June 30, 2000.

3.       SALE OF INVESTMENTS IN REAL ESTATE (continued)

         On May 4, 2000, 344 Bonnie Circle, one of three buildings at Westgate Distribution Center was sold to an unaffiliated party. The gross sales price of $5,050,000 was $750,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $117,000 and $30,000, respectively, net cash proceeds to the Partnership were approximately $4,903,000. Gain on the sale included in these condensed consolidated financial statements is approximately $1,990,000 for the three and six months ended June 30, 2000. The gain was reduced approximately $332,000 for the accrued rent receivable that had been recorded to recognize the building's rental income on a straight-line basis.

4.       CASH DISTRIBUTIONS

         On April 10, 2000, the Partnership paid a special cash distribution of $26,991,463 from the sales proceeds of Windmont Apartments and Lincoln Square Apartments.

         On May 17, 2000, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended March 31, 2000.

5.       SUBSEQUENT EVENTS

         On or about August 14, 2000, the Partnership paid a special cash distribution of $4,883,681 from the sales proceeds of Bonnie Circle, one of three buildings at Westgate Distribution Center.

         In August 2000, the Partnership declared additional distributions of $2,313,554 pertaining to operations for the period from April 1, 2000 to June 30, 2000.

6.       NEW ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commissions issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that a lessor defer recognition of percentage rents until a specified gross sales target is achieved by the lessee. The Partnership adopted SAB 101 effective for the quarter ending June 30, 2000, with no effect on net income for the six months ended June 30, 2000. Prior to adoption the Partnership had accrued interim percentage rent as the lessee's sales targets were met or the achievement of the sales targets became probable. Had the Partnership adopted SAB 101 as of March 31, 2000 percentage rent income of approximately $95,000 would have been deferred to the quarter ended June 30, 2000. Due to immateriality the adoption was not reported as a change in accounting principle in accordance with APB 20.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 1999, the Registrant had working capital reserves ("Reserves") of approximately $5.6 million. During the six months ended June 30, 2000, the Registrant expended approximately $1.6 million for capital improvements. After cash distributions from the sale proceeds (see Notes 4 and 5 to the Condensed Consolidated Financial Statements), the Registrant had current Reserves of approximately $7.6 million as of June 30, 2000. The Registrant had approximately $200,000 of outstanding commitments for capital improvements and approximately $2.5 million of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties as of June 30, 2000. For the six months ended December 31, 2000, the Registrant will fund, if needed, approximately $1.8 million from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant expects to fund Capital Costs throughout 2000 from existing Reserves and the retention of a portion of cash generated from operations. To ensure that the Registrant has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Future distributions from operations may be reduced from the current amount of $.18 per unit as a result of recent and potential future sales of properties. The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Results of Operations
---------------------

Net income for the six months ended June 30, 2000 increased approximately $16,518,000 in comparison to the corresponding period in 1999, resulting primarily from gains on sales of properties, and no litigation-related legal expenses for the six months ended June 30, 2000. Rental revenue decreased approximately $3,747,000 primarily as a result of the sales of properties, partially offset by increases in rents, most significantly at Summit Village Apartments. Interest income increased approximately $278,000 as a result of temporary increases in cash balances due to the sales of properties. Property operating expenses decreased approximately $1,346,000 and depreciation and amortization decreased approximately $1,058,000, both primarily the result of property sales. Investment portfolio fees decreased approximately $580,000, the result of the distribution of sales proceeds and lower investment portfolio fee rates.

The Registrant paid cash distributions of $2.46 and $1.06 per Unit to Unitholders for the six months ended June 30, 2000 and 1999, respectively.

The Net Asset Value of each of the Registrant's Units, based upon quarterly independent appraisals, decreased to $14.18 at June 30, 2000 from $17.79 at June 30, 1999. The decrease in Net Asset Value per Unit is primarily attributable to the distributions of sales proceeds of $4.85 per unit and a decrease in the appraised value of Village Square, partially offset by significant increases in the appraised values of certain of the Registrant's properties, primarily Summit Village Apartments. The value of Village Square was reduced as a result of a more conservative rental rate growth and a higher vacancy projection combined with additional forecasted capital expenditures. The increase in appraised value of Summit Village Apartments is a result of an increase in projected market rents.

Net income for the three months ended June 30, 2000 increased approximately $1,830,000 in comparison to the corresponding period in 1999, resulting primarily from gain on sale of property. Rental revenue decreased approximately $2,160,000 primarily as a result of the sales of properties, partially offset by increases in rents, most notably at Summit Village Apartments. Interest income increased approximately $73,000 as a result of temporary increases in cash balances due to the sales of properties. Property operating expenses decreased approximately $795,000 and depreciation and amortization decreased approximately $735,000, both primarily the result of property sales. Investment portfolio fees decreased approximately $257,000, the result of the distribution of sales proceeds and lower investment portfolio fee rates.

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



                          AETNA REAL ESTATE ASSOCIATES, L.P.

                          BY:  AREA GP Corporation
                               General Partner



Date: August 14, 2000     BY:  /s/Jaime Fuertes
                               ----------------------------------------
                               Jaime Fuertes
                               Vice President & Chief Financial Officer