Form 10-Q
period 2000-09-30
AETNA REAL ESTATE ASSOCIATES L P
filed 2000-11-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

 --
/X/  Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
--   Act of 1934

For the quarter ended:         September 30, 2000
                               ------------------

                                       OR

 --
/ /  Transition Report Under Section 13 or 15 (d) of the Securities Exchange
--   Act of 1934

For the transition period from:                        to
                                 ---------------------    ---------------------


                         Commission file number: 0-14986
                                                 -------


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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

      The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Condensed Consolidated Balance Sheets
                 As of September 30, 2000 and December 31, 1999
                                 (in thousands)


                                                    September 30,   December 31,
                                                        2000            1999
                                                     (unaudited)
                                                      ---------       ---------

Assets
------

Investments in real estate:
    Properties held for investment                    $138,598        $163,469
    Less accumulated depreciation
          and amortization                             (36,794)        (41,679)
                                                      --------        --------
                                                       101,804         121,790
    Properties held for sale (net of accumulated
          depreciation of $1,342 and $2,972)             7,749          15,696
                                                      --------        --------
      Total investments in real estate                 109,553         137,486

Cash and cash equivalents                               23,829          10,419
Rent and other receivables                               1,902           3,171
Other                                                       13              13
                                                      --------        --------

      Total assets                                    $135,297        $151,089
                                                      ========        ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
    Investment portfolio fee payable
          to related parties                          $    794        $    967
    Accounts payable and accrued expenses                  330             635
    Accrued property taxes                                 560             537
    Unearned income                                        164             195
    State income tax payable                               200               -
    Security deposits                                      560             683
                                                      --------        --------
        Total liabilities                                2,608           3,017
                                                      --------        --------

Partners' capital (deficiency):
    General Partners                                      (738)           (584)
    Limited Partners                                   133,427         148,656
                                                      --------        --------

        Total partners' capital                        132,689         148,072
                                                      --------        --------

        Total liabilities and partners' capital       $135,297        $151,089
                                                      ========        ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                   Condensed Consolidated Statements of Income
         For the Three and Nine Months Ended September 30, 2000 and 1999
                (in thousands, except units and per unit amounts)
                                   (unaudited)


                                            Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                           --------------------      --------------------
                                             2000         1999         2000         1999
                                           -------      -------      -------      -------

Revenue:
    Rental                                 $ 5,268      $ 7,901      $17,257      $23,637
    Interest                                   275           91          843          381
    Other income                                91          157          242          298
                                           -------      -------      -------      -------
                                             5,634        8,149       18,342       24,316
                                           -------      -------      -------      -------

Expenses:
    Property operating                       1,719        2,495        5,402        7,524
    Depreciation and amortization              952        1,470        3,193        4,769
    Investment portfolio
        fee - related parties                  794        1,079        2,496        3,361
    General and administrative                 127          184          526          600
    Bad debt                                    (2)          13           74          219
                                           -------      -------      -------      -------
                                             3,590        5,241       11,691       16,473
                                           -------      -------      -------      -------

Legal expenses - litigation                      -            -            -        2,472

Gain on sale of properties                   1,398            -       16,983        1,211
                                           -------      -------      -------      -------

Income before tax expense                    3,442        2,908       23,634        6,582

State income tax expense                       200            -          200            -
                                           -------      -------      -------      -------

    Net income                             $ 3,242      $ 2,908      $23,434      $ 6,582
                                           =======      =======      =======      =======

Net income allocated:
    To the General Partners                $    32      $    29      $   234      $    66
    To the Limited Partners                  3,210        2,879       23,200        6,516
                                           -------      -------      -------      -------

                                           $ 3,242      $ 2,908      $23,434      $ 6,582
                                           =======      =======      =======      =======


Weighted average number of limited
    partnership units outstanding       12,724,547   12,724,547   12,724,547   12,724,547
                                        ==========   ==========   ==========   ==========

Earnings per limited partnership unit   $      .25   $      .22   $     1.82   $      .51
                                        ==========   ==========   ==========   ==========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Condensed Consolidated Statements of Partners' Capital (Deficiency)
              For the Nine Months Ended September 30, 2000 and 1999
                           (in thousands - unaudited)



                                               General     Limited
                                               Partners    Partners      Total
                                               --------    --------    --------

Balance at January 1, 2000                      $(584)     $148,656    $148,072

    Distributions                                (388)      (38,429)    (38,817)

    Net income                                    234        23,200      23,434
                                                -----      --------    --------

Balance at September 30, 2000                   $(738)     $133,427    $132,689
                                                =====      ========    ========



Balance at January 1, 1999                      $(171)     $189,513    $189,342

    Distributions                                (159)      (15,779)    (15,938)

    Net income                                     66         6,516       6,582
                                                -----      --------    --------

Balance at September 30, 1999                   $(264)     $180,250    $179,986
                                                =====      ========    ========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      AETNA REAL ESTATE ASSOCIATES, L.P.
                Condensed Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 2000 and 1999
                          (in thousands - unaudited)


                                                            Nine Months Ended
                                                               September 30,
                                                           --------------------
                                                             2000        1999
                                                           --------    --------

Cash flows from operating activities:
  Net income                                               $ 23,434    $  6,582
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                             3,193       4,769
    Gain on sale of properties                              (16,983)     (1,211)
    Bad debt expense                                             74         219
    Accrued rental income                                       114          86
    Increase (decrease) in cash arising from changes in
      operating assets and liabilities:
       Rent and other receivables                               431        (299)
       Investment portfolio fee payable to related parties     (173)       (153)
       Accounts payable and accrued expenses                   (305)        115
       Accrued property taxes                                    23         539
       Accrued litigation costs                                   -         276
       Unearned income                                          (31)        (30)
       State income tax payable                                 200           -
       Security deposits                                       (123)        (47)
                                                           --------    --------
          Net cash provided by operating activities           9,854      10,846
                                                           --------    --------

Cash flows from investing activities:
  Proceeds from sale of properties, net of closing costs     44,570       6,712
  Investments in real estate                                 (2,197)     (2,646)
                                                           --------    --------
          Net cash provided by investing activities          42,373       4,066
                                                           --------    --------

Cash flows from financing activities:
  Cash distributions                                        (38,817)    (15,938)
                                                           --------    --------
          Net cash used in financing activities             (38,817)    (15,938)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         13,410      (1,026)

Cash and cash equivalents at beginning of period             10,419      12,597
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 23,829    $ 11,571
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

2.    INCOME TAXES

      The Partnership recorded an estimated state income tax expense of $200,000 for the Michigan Single Business Tax in connection with the August 2000 sale of Oakland Point Shopping Center (see note 4). No other provision for federal or state income was made in the condensed consolidated financial statements since income, losses and tax credits are generally passed through to the individual partners.

3.    TRANSACTIONS WITH AFFILIATES

      Investment Portfolio Fee
      ------------------------

      The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999. Prior to March 15, 1999, each of these rates were .25% higher. The current rates will decrease another .25% per annum as of June 19, 2001. For the nine months ended September 30, 2000, Aetna/AREA and AREA GP each earned fees of $1,248,134. For the nine months ended September 30, 1999, Aetna/AREA and AREA GP earned fees of $1,575,142 and $1,785,420 respectively.

4.    SALE OF INVESTMENTS IN REAL ESTATE

      On January 19, 2000, Windmont Apartments was sold to an unaffiliated party. The gross sales price of $10,310,000 was $310,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $211,000 and $97,000, respectively, net cash proceeds to the Partnership were approximately $10,002,000. Gain on the sale included in these condensed consolidated financial statements is approximately $4,322,000 for the nine months ended September 30, 2000.

      On February 22, 2000, Lincoln Square Apartments was sold to an unaffiliated party. The gross sales price of $18,050,000 was $1,050,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $240,000 and $720,000, respectively, net cash proceeds to the Partnership were approximately $17,090,000. Gain on the sale included in these condensed consolidated financial statements is approximately $9,273,000 for the nine months ended September 30, 2000.

      On May 4, 2000, 344 Bonnie Circle, one of three buildings at Westgate Distribution Center was sold to an unaffiliated party. The gross sales price of $5,050,000 was $750,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $117,000 and $30,000, respectively, net cash proceeds to the Partnership were approximately $4,903,000. Gain on the sale included in these condensed consolidated financial statements is approximately $1,990,000 for the nine months ended September 30, 2000. The gain was reduced approximately $332,000 for the accrued rent receivable that had been recorded to recognize the building's rental income on a straight-line basis.

      On August 18, 2000, Oakland Pointe Shopping Center was sold to an unaffiliated party. The gross sales price of $12,000,000 was $100,000 greater than the property's appraised value. Net cash proceeds to the Partnership were approximately $11,833,000 including adjustments of approximately $104,000 and after closing costs of approximately $271,000. Gain on the sale included in these condensed consolidated financial statements is approximately $1,398,000 for the three and nine months ended September 30, 2000. The gain was reduced approximately $318,000 for the accrued rent receivable that had been recorded to recognize the building's rental income on a straight-line basis.

5.    CASH DISTRIBUTIONS

      On or about August 14, 2000, the Partnership paid a special cash distribution of $4,884,170 from the sales proceeds of Bonnie Circle, one of three buildings at Westgate Distribution Center.

      On August 24, 2000, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended June 30, 2000.

6.    SUBSEQUENT EVENTS

      On or about November 8, 2000, the Partnership paid a special cash distribution of $11,824,831 from the sales proceeds Oakland Pointe Shopping Center.

      In October 2000, the Partnership declared additional distributions of $2,313,554 pertaining to operations for the period from July 1, 2000 to September 30, 2000.

     Village Square

      On November 1, 2000 Village Square was sold to an unaffiliated party for a gross sales price of $11,500,000. After closing costs and adjustments, net cash proceeds to the Partnership were approximately $11,033,000. Gain on sale of approximately $3,548,000 will be recognized in the consolidated financial statements for the period ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 1999, the Registrant had working capital reserves ("Reserves") of approximately $5.6 million. During the nine months ended September 30, 2000, the Registrant expended approximately $2.2 million for capital improvements. After cash distributions from the sale proceeds (see Notes 5 and 6 to the Condensed Consolidated Financial Statements), the Registrant had current Reserves of approximately $7.7 million as of September 30, 2000. The Registrant had approximately $300,000 of outstanding commitments for capital improvements and approximately $1.9 million of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties as of September 30, 2000. For the three months ended December 31, 2000, the Registrant will fund, if needed, approximately $1.1 million from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant expects to fund Capital Costs throughout 2000 from existing Reserves and the retention of a portion of cash generated from operations. To ensure that the Registrant has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Results of Operations
---------------------

Net income for the nine months ended September 30, 2000 increased approximately $16,852,000 in comparison to the corresponding period in 1999, resulting primarily from gains on sales of properties, and no litigation-related legal expenses for the nine months ended September 30, 2000. Rental revenue decreased approximately $6,380,000 primarily as a result of the sales of properties, partially offset by increases in rents, most significantly at Summit Village Apartments. Interest income increased approximately $462,000 as a result of temporary increases in cash balances due to the sales of properties. Property operating expenses decreased approximately $2,122,000 and depreciation and amortization decreased approximately $1,576,000, both primarily the result of property sales. Investment portfolio fees decreased approximately $865,000, the result of the distribution of sales proceeds and lower investment portfolio fee rates.

The Registrant paid cash distributions of $3.02 and $1.24 per Unit to Unitholders for the nine months ended September 30, 2000 and 1999, respectively.

The Net Asset Value of each of the Registrant's Units, based upon quarterly independent appraisals, decreased to $14.28 at September 30, 2000 from $18.21 at September 30, 1999. The decrease in Net Asset Value per Unit is primarily attributable to the distributions of sales proceeds and cash reserves of $5.23 per unit and a decrease in the appraised value of Village Square, partially offset by a significant increase in the appraised value of Summit Village Apartments. The value of Village Square was reduced as a result of a lower rental rate growth assumptions and a higher vacancy projection combined with an increase in forecasted capital expenditures. The increase in appraised value of Summit Village Apartments is a result of an increase in projected market rents.

Net income for the three months ended September 30, 2000 increased approximately $334,000 in comparison to the corresponding period in 1999, resulting primarily from a gain on sale of property. Rental revenue decreased approximately $2,633,000 primarily as a result of the sale of properties. Interest income increased approximately $184,000 as a result of temporary increases in cash balances due to the sales of properties. Property operating expenses decreased approximately $776,000 and depreciation and amortization decreased approximately $518,000, both primarily the result of property sales. Investment portfolio fees decreased approximately $285,000, the result of the distribution of sales proceeds and lower investment portfolio fee rates. A state income tax expense of $200,000 was recognized for the three months ended September 30, 2000, related to the sale of Oakland Pointe Shopping Center.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

                           PART II - OTHER INFORMATION


Item 5.  Other Information

none

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit No. 27 - Financial Data Schedule

(b)    none


                                      -12

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             AETNA REAL ESTATE ASSOCIATES, L.P.

                             BY:  AREA GP Corporation
                                  General Partner



Date: November 14, 2000      BY:  /s/ Jaime Fuertes
                                  ----------------------------------------
                                  Jaime Fuertes
                                  Vice President & Chief Financial Officer