Form 10-K
period 2000-12-31
AETNA REAL ESTATE ASSOCIATES L P
filed 2001-04-02
CIK 785860

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

For the fiscal year ended December 31, 2000
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number 0-14986

                       AETNA REAL ESTATE ASSOCIATES, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                11-2827907
- --------------------------------------------------------------------------------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)               Identification No.)

242 Trumbull Street, Hartford, Connecticut  06103
- --------------------------------------------------
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code (860) 275-2178
                                                   -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Limited Partnership Depositary Units
                      ----------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $160,932,258 (1)


[FN]
- ----------------

(1) This statement relates to Units which represent limited partnership interests in the Registrant. The amount above is calculated based on the Net Asset Value of Units of $12.65 at December 31, 2000.

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

As of December 31, 2000, the Registrant held five Investments in Properties at a total cost of approximately $139.2 million. (See Item 2 in this report for a further description of the Investments in Properties.) Such Investments in Properties have been funded from the proceeds of the sale of Units and from cash retained by the Registrant from operations and from sales of Investments in Properties.

The Registrant's principal objectives are to invest in Properties with the goals of obtaining:

     (1)  cash distributions from rental and interest income;
     (2)  capital appreciation; and
     (3)  preservation and protection of capital.

The Registrant sold the following properties during 2000: i) Windmont Apartments; ii) Lincoln Square Apartments; iii) Oakland Pointe Shopping Centre;
iv) Village Square; and v) one of the three buildings and parcel of land at Westgate Distribution Center for an aggregate gain on depreciated cost of approximately $20,480,000. Subsequent to December 31, 2000 the Registrant sold Marina Bay Industrial Park on March 5, 2001. (See Note 14 to the Consolidated Financial Statements for more information regarding this sale.) The General Partners have commenced a plan to market for sale the remaining properties owned by the Registrant. The General Partners are negotiating a contract for the sale of Powell Street Plaza. In addition, they have begun the process of selecting brokers and expect to begin marketing the other remaining properties during the second quarter of 2001. There can be no assurances that any properties will be sold in the near future, or that if sold, the sales prices will approximate the estimated net asset values of the properties. In addition, the Registrant from time to time receives unsolicited expressions of interest in purchasing some or all of the properties. Any change in the length of a property's ownership period from that currently anticipated, could affect the real estate and leasing strategy to be followed at such property, which could alter the level of capital expenditures to be invested in the properties. These changes could affect the level of cash flow received by the Registrant, which might affect the level of quarterly cash distributions to limited partners.

During 2000, the Registrant made distributions aggregating $4.98 per unit of which $.72 per unit was generated from cash from operations. (See Item 5 below for additional information regarding recent quarterly distributions.) The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Net Asset Value per Unit decreased to $12.65 at December 31, 2000 from $16.21 at December 31, 1999. The decrease in Net Asset Value per Unit is primarily attributable to the distribution of sales proceeds and a reduction of working capital reserves, partially offset by an increase in the appraised value of the Summit Village. The increase in appraised value of Summit Village is primarily a result of an increase in market rents.

Competition
- -----------

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

Employees
- ---------

The Registrant has no employees. The officers, directors and employees of the General Partners and their affiliates and agents perform services for the benefit of the Registrant. These services are provided in consideration of the fees paid to the General Partners as described under Item 13 below, and the expense of providing these services is not separately charged to the Registrant. Aetna/AREA has retained UBS Realty Investors LLC to provide investment management services to Aetna/AREA.

Item 2.   Properties.
          ----------

As of December 31, 2000, the Registrant held five Investments in Properties.

                                 (in thousands)
                                   Historical
Property                             Cost (1)
- --------                            --------
Summit Village                      $ 38,582
Marina Bay Industrial Park            11,546 (2)
Town Center Business Park             46,693
Powell Street Plaza                   32,128
Westgate Distribution Center          10,237
                                    --------
Total                               $139,186
                                    ========

[FN]
(1) Historical cost is before accumulated depreciation and may not equal cash invested because of certain adjustments based on the application of generally accepted accounting principles. For historical cost purposes, properties are recorded at the lower of cost, net of impairment write-downs, or estimated fair value. (See Note 3 to the Consolidated Financial Statements.)

(2)  Subsequent to December 31, 2000 Marina Bay Industrial Park was sold. See
     Note 14 to the Consolidated Financial Statements for more information regarding this sale.

The Registrant determines the current value of each of its Investments in Properties quarterly based on independent appraisals of the underlying real estate using generally accepted valuation techniques. These appraisals are used to determine Net Asset Value per Unit on a quarterly basis and to prepare the Registrant's current value financial statements.

Each appraisal is based on numerous assumptions, limiting conditions and valuation techniques utilized by the independent appraisers retained by the Registrant. Two of the many assumptions utilized by the appraisers are the terminal capitalization rate and the discount rate. The terminal capitalization rate is used to estimate the reversionary proceeds to be received from the assumed sale of an investment at the end of a typical holding period. The discount rate is used to determine the net present value of the estimated annual cash flows of an investment, including the reversionary proceeds, over the holding period. Terminal capitalization rates utilized in the appraisals of the Investments in Properties at December 31, 2000 ranged from 8.75% to 10.0%. Discount rates utilized in the appraisals of the Investments in Properties at December 31, 2000 ranged from 10.5% to 12.0%.

Current Properties
A brief description of all Investments in Properties is set forth below. Neither the Registrant, if it owns a Property directly, nor any joint venture or partnership in which the Registrant has invested, has incurred any debt to acquire or maintain any of the Properties.

Summit Village
- --------------

The Registrant owns Summit Village, a 366-unit apartment complex built in two phases on a 6.2-acre site in the Rosslyn area of Arlington County, Virginia. Historical leasing and occupancy information with respect to Summit Village for the five most recent years is as follows:

                             Leased        Occupied
                             ------        --------
          12/31/1996           98%            98%
          12/31/1997           99%            99%
          12/31/1998           99%            99%
          12/31/1999          100%            99%
          12/31/2000           99%            99%

The current leases generally have terms of seven or twelve months at monthly rental rates ranging from $1,350 to $1,895 per unit.

The Arlington County market includes approximately 16 Class A apartment communities with approximately 6,500 units. Three new competitive high-rise apartment buildings have recently been added: Virginia Square Plaza Apartments, a 225 unit high-rise at the Virginia Square metro station developed by Dittmar, 2201 Wilson Boulevard Apartments, a 219 unit high-rise and Ballston Place Apartments, a 383 unit high-rise both developed by Charles E. Smith. Although all three properties began lease-up in 2000, there has been minimal impact on Summit Village rents and occupancy.

Marina Bay Industrial Park
- --------------------------

As of December 31, 2000 the Registrant owned a controlling general partnership interest in a limited partnership that owned the Marina Bay Industrial Park, a 165,780 square foot industrial park located in Richmond, California on an 8.6-acre site. The Marina Bay Industrial Park is a four-building complex that includes a rehabilitated industrial distribution building (approximately 103,680 square feet) and three newer research/development/light industrial buildings (approximately 62,100 square feet). As of December 31, 2000, the complex was 100% leased and occupied.

On March 5, 2001 Marina Bay Industrial Park was sold to an unaffiliated party. (See Note 14 to the Consolidated Financial Statements for more information regarding the sale.)

Town Center Business Park
- -------------------------

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

During 2001, 14 leases covering 21% of the space in Town Center Business Park are scheduled to expire. Five tenants occupying 30,891 square feet are vacating at the end of their lease term, and lease negotiations are underway with potential tenants. Renewal negotiations have begun with 6 tenants totaling 52,927 square feet. The remaining 3 tenants, comprising 2.5% of the space, expire in the latter part of the year, and these tenants will be contacted in the first and second quarters to commence renewal discussions. In addition, the Registrant completed an office and an industrial lease for 3 new tenants in early 2001 for 6% of space in Town Center Business Park.

Town Center Business Park has no single tenant which occupies 10% or more of the rentable square footage. During 2002 and 2003, 13 and 7 leases, respectively, are scheduled to expire, each covering 18% and 14% of the space in Town Center Business Park.

Historical leasing and occupancy information with respect to Town Center Business Park for the five most recent years is as follows:

                             Leased        Occupied
                             ------        --------
          12/31/1996           85%            83%
          12/31/1997           93%            92%
          12/31/1998           93%            89%
          12/31/1999           97%            93%
          12/31/2000           85%            85%

Average annualized rental rates for December 2000 were $12.94 per square foot as compared to $11.55 and $11.16 per square foot for December 1999 and 1998, respectively.

Powell Street Plaza
- -------------------

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

During 2001, one lease is scheduled to expire covering 3.5% of the space, and during 2002 four leases are scheduled to expire totaling 5.2% of the space. Six leases expire in 2003 covering 20.9% of the space in Powell Street Plaza. Powell Street Plaza has two tenants with leases covering 10% or more of the rentable square footage of the property. The first lease, for 27,275 square feet, expires in 2009 and provided annual base rent of $397,563 (13% of total rent) in 2000. The lease contains two consecutive five-year options to renew. The second lease, for 25,025 square feet, expires in 2009 and provided annual base rent of $374,197 (12% of total rent) in 2000. The lease contains four consecutive five-year options to renew.

Historical leasing and occupancy information with respect to Powell Street Plaza for the five most recent years is as follows:

                             Leased        Occupied
                             ------        --------
          12/31/1996           91%            91%
          12/31/1997           98%            95%
          12/31/1998          100%           100%
          12/31/1999          100%           100%
          12/31/2000          100%           100%

Average annualized base rental rates for December 2000 were $18.77 per square foot as compared to $18.45 and $17.27 per square foot for December 1999 and 1998, respectively.

- -------------------------------

In early 2000, a 250,000 square foot Ikea furniture and home furnishing store opened approximately one-half mile south of Powell Street Plaza. In addition, Madison Marquette Inc. is developing a 340,000 square foot commercial development, including a 60,000 to 80,000 square foot multiplex theater, 230 to 300 residential units and a 150 to 200 room hotel that is anticipated to be open in two to three years. The retail component of this development is expected to be specialty retail and entertainment that should not compete directly with Powell Street Plaza. However, The Gap Inc. may execute a lease to place the whole line of Gap stores in the project, including Old Navy, which leases approximately 14,845 square feet at Powell Street Plaza.

Westgate Distribution Center
- ----------------------------

The Registrant owns Westgate Distribution Center, which consists of two warehouse/distribution buildings totaling approximately 226,200 rentable square feet on 10.5 acres in Corona, California. As of December 31, 2000, the buildings were 58% leased and occupied.

On May 4, 2000, one of the three buildings and a parcel of land at Westgate Distribution Center was sold to an unaffiliated third party. (See Note 4 to the Consolidated Financial Statements for more information regarding this sale.)

Properties Sold During 2000

Windmont Apartments
- -------------------

On January 19, 2000 the Registrant sold Windmont Apartments, a 178-unit apartment complex located in DeKalb County, Georgia to an unaffiliated party for a gross sales price of $10,310,000. Gain included in the December 31, 2000 consolidated financial statements was approximately $4,322,000.

Lincoln Square Apartments
- -------------------------

On February 22, 2000 the Registrant sold Lincoln Square Apartments, a 240-unit apartment complex located in Arlington Heights, Illinois to an unaffiliated party for a gross sales price of $18,050,000. Gain included in the December 31, 2000 consolidated financial statements was approximately $9,273,000.

Westgate Distribution Center (partial sale)
- -------------------------------------------

On May 4, 2000 the Registrant sold 344 Bonnie Circle, one of three buildings and a parcel of land at Westgate Distribution Center located in Corona, California to an unaffiliated party for a gross sales price of $5,050,000. Gain included in the December 31, 2000 consolidated financial statements was $1,990,000.

Oakland Pointe Shopping Center
- ------------------------------

On August 18, 2000 the Registrant sold Oakland Pointe Shopping Center, a shopping center located in Pontiac, Michigan to an unaffiliated party for a gross sales price of $12,000,000. Gain included in the December 31, 2000 consolidated financial statements was approximately $1,399,000.

Village Square
- --------------

On November 1, 2000 the Registrant sold Village Square, a former community shopping center, that was converted primarily to back office use during 1998, located in Pontiac, Michigan to an unaffiliated party for a gross sales price of $11,500,000. Gain included in the December 31, 2000 consolidated financial statements was approximately $3,496,000.

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


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

During the fourth quarter of the year ended December 31, 2000, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

As of March 1, 2001, the number of Unitholders was approximately 17,000.

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

Quarterly cash distributions per Unit for the three years ended December 31 have been paid to Unitholders as follows:

          Quarter Ended:         2000             1999            1998
                                 ----             ----            ----
          March 31              $ .18            $ .18            $.18
          June 30                2.28 (3)          .88 (1)         .18
          September 30            .56 (4)          .18             .18
          December 31            1.96 (5)         2.93 (2)         .18
                                -----            -----            ----
            Totals              $4.98            $4.17            $.72

[FN]
(1) Per Unit amount includes a distribution from operations of $.18 per Unit, a special distribution from cash reserves paid April 14, 1999 of $.20 per Unit, and a distribution of $.50 per Unit paid May 17, 1999 representing proceeds from the sale of Gateway Square.

(2) In October 1999 a distribution from operations of $.18 per Unit was paid, and on November 24, 1999 a distribution of $2.75 per Unit was paid representing proceeds from the sales of 115 and 117 Flanders Road, Three Riverside Drive, and Cross Pointe Centre, and a reduction of cash reserves.

(3) In May 2000 a distribution from operations of $.18 per Unit was paid, and on April 10, 2000 a distribution of $2.10 per Unit was paid representing proceeds from the sales of Windmont Apartments and Lincoln Square Apartments.

(4) On August 24, 2000 a distribution from operations of $.18 per Unit was paid, and on August 14, 2000 a distribution of $.38 per Unit was paid representing proceeds from the sale of one of three buildings and a parcel of land at Westgate Distribution Center.

(5) In November 2000 a distribution from operations of $.18 per Unit was paid. On November 8, 2000 a distribution of $.92 per Unit was paid representing proceeds from the sale of Oakland Pointe Shopping Centre, and on December 29, 2000 a distribution of $.86 per Unit was paid representing proceeds from Village Square.


Item 6.   Selected Financial Data.
          -----------------------

The following selected financial data of the Registrant have been selected by the General Partners and derived from the consolidated financial statements for the indicated periods, which have been audited by PricewaterhouseCoopers LLP, independent certified public accountants, whose report for the years ended December 31, 2000, 1999 and 1998 is included elsewhere herein. The information set forth below should be read in conjunction with the Registrant's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(Dollars in thousands, except per Unit data)
- -------------------------------------------
                                        Years Ended or as of December 31,
                                2000       1999       1998       1997       1996
                                ----       ----       ----       ----       ----
Revenue...................  $ 23,555   $ 31,437   $ 30,689   $ 29,597   $ 29,030
Operating Income before
 Impairment of Investment
  in Real Estate .........     8,464      7,764      7,894      6,793      5,711
Impairment of Investment
  in Real Estate (a)......         -          -      9,007          -          -
Operating Income (Loss)...     8,464      7,764     (1,113)     6,793      5,711
Gain (Loss) on Sales of
  Properties..............    20,480      4,563          -          -          -
Rental Income.............    22,048     30,230     29,716     28,604     28,242
Interest Income...........     1,206        753        538        404        336
Cash and Cash
  Equivalents.............    11,711     10,419     12,597     10,883      9,133
Total Assets (Historical
  Cost Basis).............   114,985    151,089    193,184    203,416    205,750
Total Assets (Current
  Value Basis)............   164,964    211,530    236,917    218,719    204,222
Earnings (Loss) per
  Weighted Average Unit...      2.24        .96       (.09)       .53        .44
Cash Distributions per
    Unit..................      4.98       4.17        .72        .72        .72
Net Asset Value per
    Unit..................     12.65      16.21      18.12      16.71      15.59

[FN]
(a) See Note 3 to the Consolidated Financial Statements with respect to accounting policy for permanent impairment of properties.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
Results of Operations.
- ---------------------

Liquidity and Capital Resources
- -------------------------------

At December 31, 2000, the Registrant had working capital reserves ("Reserves") of $7.7 million, including approximately $5.0 million retained from cash generated from operations in 2000. During the year ended December 31, 2000, the Partnership expended approximately $2.9 million for capital improvements. At December 31, 2000, the Registrant had approximately $.1 million of outstanding commitments for capital improvements and approximately $2.4 million of projected capital improvements (collectively "Capital Costs") related to existing Investments in Properties. The projected capital improvements consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant expects to fund Capital Costs throughout 2001 from existing Reserves and the retention of a portion of cash generated from operations. The General Partners will continue to review the Reserves quarterly to determine whether cash distributions should be adjusted.

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

Results of Operations
- ---------------------

2000 versus 1999
- ----------------

Net income for the year ended December 31, 2000 increased approximately $16,417,000 from 1999 resulting primarily from an approximately $15,917,000 increase in gains on sales of properties. Revenue decreased approximately $7,882,000 from 1999, primarily as a result of the sales of properties. A decrease in rental revenue resulting from sales of properties was partially offset by certain increases in rental revenue, primarily at Summit Village as a result of increased rents. Interest income increased approximately $453,000 as a result of temporary increases in cash balances due to the sales of properties.

Property operating expenses for the year ended December 31, 2000 decreased approximately $3,031,000 in comparison to 1999, due primarily to the sales of properties, partially offset by increases at certain properties. The most significant increases in operating expenses occurred at Summit Village, relating primarily to staffing costs, and at Town Center Industrial Park primarily as a result of increased utilities costs. The investment portfolio fee decreased approximately $1,128,000, the result of the distribution of sales proceeds.

Net Asset Value per Unit decreased to $12.65 at December 31, 2000 from $16.21 at December 31, 1999. The decrease in Net Asset Value per Unit is attributable to the distribution of sales proceeds, partially offset by an increase in the appraised value of Summit Village. The increase in appraised value of Summit Village is primarily a result of an increase in market rents.

The Registrant made cash distributions, of $4.98 and $4.17 per Unit to Unitholders for the years ended December 31, 2000 and 1999, respectively. Distributions of $.72 per Unit were paid from cash generated from operations for each year. During 2000, special distributions of $4.26 per Unit were paid from sales proceeds. During 1999, special distributions of $3.14 per Unit were paid from sales proceeds, and $.31 per Unit was paid from cash reserves.

1999 versus 1998
- ----------------

Net income for the year ended December 31, 1999 increased approximately $13,440,000 from 1998. This increase was primarily the result of an impairment for approximately $9,007,000 recognized in 1998 to write-down the carrying value of two investments to their estimated fair value, and a gain on sales of properties of approximately $4,563,000 realized in 1999, offset in part by legal expenses of $2,408,000 in 1999 related to litigation. (See Note 15 to the Consolidated Financial Statements for more information regarding litigation.) Revenue increased approximately $748,000 from 1998, resulting primarily from an increase in rental revenue at most of the properties, offset in part by a reduction in rental revenue resulting from the sale of four properties. The most significant increases in rental revenue occurred at Village Square by approximately $1,109,000 as a result of increased occupancy, and at Powell Street Plaza by approximately $447,000 as a result of an increase in rental rates. The increase in interest income of approximately $215,000 for the year ended December 31, 1999 is attributable to a temporary increase in cash balances due primarily to the sale of four properties.

Property operating expenses for the year ended December 31, 1999 decreased approximately $147,000 in comparison to 1998, due primarily to the sales of properties, partially offset by increases at certain properties. The most significant increases in operating expenses occurred at Village Square, relating primarily to increased real estate taxes and repairs and maintenance, and at Lincoln Square primarily as a result of increased real estate taxes. The decrease in depreciation and amortization expense of approximately $840,000 is primarily a result of properties sold during 1999 and the impairment recognized at December 31, 1998 to write-down the carrying value of two investments to their estimated fair value. The investment portfolio fee decreased approximately $513,000 primarily the result of the distribution of sales proceeds and cash reserves, and lower rates as provided under the Settlement Agreement as discussed in Note 15 to the Consolidated Financial Statements.

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

Forward Looking Information
- ---------------------------

The information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the General Partners believe that their plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking information disclosed herein is based upon the assumptions and estimates that, while considered reasonable by the General Partners as of the date hereof, are inherently subject to business, economic, competitive, and regulatory uncertainties and contingencies which are beyond the control of the General Partners.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
          ----------------------------------------------------------

Not applicable.


Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

See List of Financial Statements and Financial Statement Schedule on page F-1.


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
Financial Disclosure.
- --------------------

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

As of December 31, 2000, there was one group known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant.

                                                                   Number         Percent
                                                    Number         of Units       of Units
                                                    Of Units       Beneficially   Beneficially
Name and Address                                    Owned          Owned          Owned
- ----------------                                    -----          -----          -----
Oak Investors, LLC                                  835,985        846,647        6.65%
1650 Hotel Circle North, Suite 200, San Diego, CA

Arlen Capital LLC Profit Sharing Plan                 2,727        846,647        6.65
1650 Hotel Circle North, Suite 200, San Diego, CA

Don & Barbara Augustine Family Trust                  5,485        846,647        6.65
1650 Hotel Circle North, Suite 200, San Diego, CA

Dimension Investments, Ltd.                           2,450        846,647        6.65
1650 Hotel Circle North, Suite 200, San Diego, CA   -------

                      Total                         846,647
                                                    =======

The Registrant has no directors or officers, and as of March 1, 2001, neither of the General Partners of the Registrant owns any Units, though together they own a 1% general partnership interest in the Registrant. As of March 1, 2001, no directors or officers of AREA GP beneficially owned any Units. As of March 1, 2001, no directors of Aetna/AREA owned any Units, and as of such date, officers of Aetna/AREA as a group beneficially owned approximately 232 Units, which constituted less than 1% of the outstanding Units.

Aetna Life Insurance Company entered into an Option Purchase Agreement dated June 7, 1996, with the managing member of UBS Realty Investors LLC by which such managing member is granted the right to purchase the stock of Aetna/AREA for nominal consideration during the twelve-year period following the date of the option. During the period of the option, such managing member is also granted the right to designate the directors of Aetna/AREA regardless of whether the option is exercised. This option has not been exercised to date.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Registrant. The arrangements for payment of compensation and fees were not determined in arms-length negotiations with the Registrant. The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Registrant's investments. The fee is payable quarterly from available cash flow and may not exceed 2.25% per annum of net asset value. See Note 9 to the Consolidated Financial Statements for additional information regarding the fee. For the year ended December 31, 2000, Aetna/AREA and AREA GP were each entitled to fees of $1,599,410, totaling $3,198,820.

During the year ended December 31, 2000, $184,757 was paid to Aetna Life Insurance Company, an affiliate of Aetna/AREA, primarily as reimbursement for insurance expense paid on behalf of the Registrant by Aetna Life Insurance Company to persons not affiliated with the Registrant.

Cash distributions paid to the General Partners during the year ended December 31, 2000 aggregated $640,083 which related to operations for the quarters ended December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000, and the distribution of sales proceeds from properties sold during 2000.

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

     (b) There were no reports on Form 8-K filed in the fourth quarter of fiscal year 2000.

     (c)  See Exhibit Index contained herein.

     (d) See List of Financial Statements and Financial Statement Schedule included on page F-1.

                                INDEX TO EXHIBITS

Exhibit                                                                     Page
- -------                                                                     ----

3.1 Form of Subscription Agreement (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's
          Registration Statement on Form S-11, File No. 33-2264).......        *

3.2       Revised Limited Partnership Agreement of the Registrant
          (incorporated by reference to Post-Effective Amendment No.
          15 to the Registrant's Registration Statement on Form S-11,
          File No. 33-2264)............................................        *

3.3       Form of Certificate of Limited Partnership Interest
          (incorporated by reference to Post-Effective Amendment No.
          14 to the Registrant's Registration Statement on Form S-11,
          File No. 33-2264)............................................        *

3.4       Form of Distribution Reinvestment Plan Election Card
          (incorporated by reference to Post-Effective Amendment No.
          15 to the Registrant's Registration Statement on Form S-11,
          File No. 33-2264)............................................        *

4.1       Revised Depositary Agreement of the Registrant (incorporated by reference to Post-Effective Amendment No. 14 to the
          Registrant's Registration Statement on Form S-11, File No.
          33-2264).....................................................        *

4.2       See Exhibits 3.1, 3.2, 3.3, and 3.4..........................        *

4.3       Distribution Reinvestment Plan of the Registrant
          (incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11,
          File No. 33-2264)............................................        *

4.4       Revised Form of Depositary Receipt of the Registrant
          (incorporated by reference to Post-Effective Amendment No.
          17 to the Registrant's Registration Statement on Form S-11,
          File No. 33-2264)............................................        *

4.5       Form of Distribution Reinvestment Plan Administration
          Agreement (incorporated by reference to Post-Effective
          Amendment No. 8 to the Registrant's Registration Statement
          on Form S-11, File No. 33-2264)..............................        *

10.1      Revised Escrow Agreement (incorporated by reference to
          Post-Effective Amendment No. 15 to the Registrant's
          Registration Statement on Form S-11, File No. 33-2264).......        *

10.2      See Exhibits 4.1 and 4.5.....................................        *

* Incorporated by reference

10.3      Custody Agreement (incorporated by reference to Post-
          Effective Amendment No. 15 to the Registrant's Registration
          Statement on Form S-11, File No. 33-2264)....................        *

10.4      Processing Agreement (incorporated by reference to Post-
          Effective Amendment No. 15 to the Registrant's Registration
          Statement on Form S-11, File No. 33-2264)....................        *

10.5 Amendment to Revised Escrow Agreement, dated March 4, 1991 (incorporated by reference to Form 10-K for the year ended
          December 31, 1990)...........................................        *

10.6      Amendment to Custody Agreement, dated March 4, 1991
          (incorporated by reference to Form 10-K for the year ended
          December 31, 1990)...........................................        *

10.7      Amendment to Processing Agreement, dated March 4, 1991
          (incorporated by reference to Form 10-K for the year ended
          December 31, 1990)...........................................        *

21 Subsidiaries of the Registrant (incorporated by reference to Post-Effective Amendment No. 11 to the Registrant's
          Registration Statement on Form S-11, File No. 33-2264).......        *


* Incorporated by reference

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2001.


                                        Aetna Real Estate Associates, L.P.

                                        By:  Aetna/AREA Corporation,
                                              General Partner

                                              By:/s/ Daniel R. Leary
                                                 -------------------
                                                Daniel R. Leary
                                                President



                                        By:  AREA GP Corporation,
                                              General Partner

                                              By:/s/ Mark J. Marcucci
                                                 --------------------
                                                Mark J. Marcucci
                                                President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001, by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                                      Title
     ---------                                      -----


/s/ Daniel R. Leary           President (Principal Executive Officer)
- -------------------------     and Director of Aetna/AREA Corporation
Daniel R. Leary

/s/ Carol M. Kuta             Treasurer (Principal Financial and Accounting
- -------------------------     Officer) and Comptroller of Aetna/AREA Corporation
Carol M. Kuta

/s/ James W. O'Keefe          Chairman and Vice President of
- -------------------------     Aetna/AREA Corporation
James W. O'Keefe

/s/ Dean A. Lindquist         Assistant Treasurer and Assistant Comptroller of
- -------------------------     Aetna/AREA Corporation
Dean A. Lindquist

/s/ Mark J. Marcucci          Director and President of
- -------------------------     AREA GP Corporation
Mark J. Marcucci

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                       ----------------------------------
                        (a Delaware limited partnership)

List of Financial Statements and Financial Statement Schedule
- -------------------------------------------------------------
                                                                            Page
                                                                            ----
Report of Independent Accountants                                            F-2

Report of Realty Services International, Inc.                          F-3 - F-4

Consolidated Balance Sheets (Historical Cost and Current Value)
     December 31, 2000 and 1999                                              F-5

Consolidated Statements of Income (Loss) (Historical Cost)
     for the years ended December 31, 2000, 1999 and 1998                    F-6

Consolidated Statements of Partners' Capital (Deficiency)
     (Historical Cost) for the years ended
     December 31, 2000, 1999 and 1998                                        F-7

Consolidated Statements of Partners' Capital (Deficiency)
     (Current Value) for the years ended
     December 31, 2000, 1999 and 1998                                        F-8

Consolidated Statements of Cash Flows (Historical Cost)
     for the years ended December 31, 2000, 1999 and 1998                    F-9

Consolidated Current Value Basis Statements of Changes in
     Excess of Current Value over Historical Cost for the
     years ended December 31, 2000, 1999 and 1998                           F-10

Notes to Consolidated Financial Statements                           F-11 - F-22

Report of Independent Accountants-
     Supplementary Information                                              F-23

The  following financial statement schedule of Aetna
     Real Estate Associates, L.P. required by Item 14(d) is included in this Item 8:

Schedule III -- Real Estate and Accumulated Depreciation             F-24 - F-26

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted since:
(1) the information required is disclosed in the financial statements and notes thereto; (2) the schedules are not required under the related instructions; or
(3) the schedules are inapplicable.

PRICEWATERHOUSECOOPERS LLP

                        Report of Independent Accountants



To the Unitholders of
Aetna Real Estate Associates, L.P.

We have audited the accompanying consolidated historical cost balance sheets of Aetna Real Estate Associates, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related consolidated historical cost statements of income
(loss), partners' capital (deficiency) and of cash flows for each of the three years in the period ended December 31, 2000. We have also audited the supplemental consolidated current value basis balance sheets of Aetna Real Estate Associates, L.P. as of December 31, 2000 and 1999, and the supplemental consolidated current value basis statements of partners' capital (deficiency) and changes in the excess of current value over historical cost for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated historical cost financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aetna Real Estate Associates, L.P. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the supplemental consolidated current value financial statements have been prepared by management to present relevant financial information that is not provided by the consolidated historical cost financial statements and are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America. In addition, the supplemental consolidated current value financial statements do not purport to present the net realizable, liquidation, or market value of the Partnership as a whole. Furthermore, amounts ultimately realized by the Partnership from the disposal of properties may vary significantly from the current values presented.

In our opinion, the supplemental consolidated current value financial statements referred to above present fairly, in all material respects, the information set forth in them on the basis of accounting described in Note 2.

PRICEWATERHOUSECOOPERS LLP

March 5, 2001
rsi
a subsidiary of MortgageRamp

March 2, 2001


PricewaterhouseCoopers LLP
And the Unitholders of Aetna
Real Estate Associates, L.P.

Re:   Powell Street Plaza, Emeryville, CA
      Lincoln Marina Bay, Richmond, CA
      Summit Village, Rosslyn, VA
      Westgate Distribution Center, Corona, CA
      Town Center Business Park, Santa Fe Springs, CA

Dear Sirs:

REALTY SERVICES International, Inc. ("RSI") has estimated the market value of certain real property ("the Properties") owned by Aetna Real Estate Associates, L.P. ("the Partnership") as of December 31, 2000. The Properties consist of the five properties identified above.

Full annual valuation reports and quarterly update reports were performed for each of the Properties during 2000. In accordance with an ongoing schedule, the dates for the full annual valuation varied from property to property during the course of the year. The quarterly valuations, which were more limited in scope, were based on, and subject to, data contained in the most recent full valuation. Each property was inspected at least once during the course of the assignment. The reports were prepared in accordance with the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute.

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

In the opinion of RSI, the aggregate market value of the Properties, as of December 31, 2000 was:

        ONE HUNDRED FIFTY FIVE MILLION ONE HUNDRED FIFTY THOUSAND DOLLARS
                                 ($155,150,000)

RSI was not employed to provide legal analysis and assumes no responsibility for any matters of a legal nature. RSI was also not employed to perform engineering inspections, and assumes no responsibility for structural and mechanical, electrical, or any other construction matters, or the ability of the underlying properties to withstand climatic or seismic disruptions.

              100 South Wacker Drive, Suite 400 o Chicago, IL 60606
                   o Phone (312) 845-8585 o Fax (312) 845-8511
                 Atlanta o Boston o Charlotte o Chicago o Dallas
                 o Houston o Los Angeles o San Francisco o Tampa

PricewaterhouseCoopers
And the Unitholders of Aetna
Real Estate Associates, L.P.
March 2, 2001
Page Two


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

Sincerely,

REALTY SERVICES International, Inc.

/s/ John I. Wrzesinski,

John I. Wrzesinski, MAI, CRE
Senior Director

JIW:kat

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                           Consolidated Balance Sheets
                       (Historical Cost and Current Value)
                        As of December 31, 2000 and 1999
                                 (in thousands)

                                                          2000                      1999
                                                  ---------------------     ---------------------
                                                   Current                   Current
                                                    Value     Historical      Value     Historical
                                                  (Note 2)       Cost       (Note 2)       Cost
                                                  --------     --------     --------     --------
Assets
- ------

Investments in real estate:
  Properties held for investment                  $140,063     $127,640     $179,022     $163,469
  Less accumulated depreciation
    and amortization                                     -      (33,802)           -      (41,679)
                                                  --------     --------     --------     --------
                                                   140,063       93,838      179,022      121,790
  Properties held for sale (net of accumulated
    depreciation of $3,849 and $2,972)              12,824        7,697       21,079       15,696
                                                  --------     --------     --------     --------
      Total investments in real estate             152,887      101,535      200,101      137,486

Cash and cash equivalents                           11,711       11,711       10,419       10,419
Rent and other receivables                             353        1,726          997        3,171
Other                                                   13           13           13           13
                                                  --------     --------     --------     --------

      Total assets                                $164,964     $114,985     $211,530     $151,089
                                                  ========     ========     ========     ========

Liabilities and Partners' Capital
- ---------------------------------

Liabilities:
  Investment portfolio fee payable
    to related parties                            $    702     $    702     $    967     $    967
  Accounts payable and accrued expenses                541          541          635          635
  Accrued property taxes                                 -            -          537          537
  Unearned income                                      128          128          195          195
  State income tax payable                             200          200            -            -
  Security deposits                                    496          496          683          683
                                                  --------     --------     --------     --------
      Total liabilities                              2,067        2,067        3,017        3,017
                                                  --------     --------     --------     --------

Partners' capital (deficiency):
  General Partners                                    (326)        (826)          20         (584)
  Limited Partners                                 163,223      113,744      208,493      148,656
                                                  --------     --------     --------     --------
      Total partners' capital                      162,897      112,918      208,513      148,072
                                                  --------     --------     --------     --------

      Total liabilities and partners' capital     $164,964     $114,985     $211,530     $151,089
                                                  ========     ========     ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
           Consolidated Statements of Income (Loss) (Historical Cost)
              For the Years Ended December 31, 2000, 1999 and 1998
                (in thousands, except units and per unit amounts)

                                                    2000         1999          1998
                                                  --------     --------     --------
Revenue:
  Rental                                          $ 22,048     $ 30,230     $ 29,716
  Interest                                           1,206          753          538
  Other income                                         301          454          435
                                                  --------     --------     --------
                                                    23,555       31,437       30,689
                                                  --------     --------     --------

Expenses:
  Property operating                                 6,827        9,858       10,005
  Depreciation and amortization                      4,138        6,092        6,932
  Investment portfolio
    fee - related parties                            3,199        4,327        4,840
  General and administrative                           792          725          698
  Bad debt                                             135          263          320
                                                  --------     --------     --------
                                                    15,091       21,265       22,795
                                                  --------     --------     --------

Legal expenses - litigation                              -       (2,408)           -

Gain on sales of properties                         20,480        4,563            -

Impairment of investment in real estate                  -            -       (9,007)
                                                  --------     --------     --------

Income (loss) before tax expense                    28,944       12,327       (1,113)

State income tax expense                               200            -            -
                                                  --------     --------     --------

      Net income (loss)                           $ 28,744     $ 12,327     $ (1,113)
                                                  ========     ========     ========

Net income (loss) allocated:

  To the General Partners                         $    287     $    123     $    (11)
  To the Limited Partners                           28,457       12,204       (1,102)
                                                  --------     --------     --------

                                                  $ 28,744     $ 12,327     $ (1,113)
                                                  ========     ========     ========

Weighted average number of
  limited partnership units
  outstanding                                   12,724,547   12,724,547   12,724,547
                                                ==========   ==========   ==========

Earnings (Loss) per limited
  partnership unit                                $   2.24     $    .96     $   (.09)
                                                  ========     ========     ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
   Consolidated Statements of Partners' Capital (Deficiency) (Historical Cost)
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                   General     Limited
                                                  Partners     Partners     Total
                                                  --------     --------     -----
Balance at January 1, 1998                          $  (67)    $199,776     $199,709

    Net loss                                           (11)      (1,102)      (1,113)

    Cash distributions                                 (93)      (9,161)      (9,254)
                                                    ------     --------     --------

Balance at December 31, 1998                          (171)     189,513      189,342

    Net income                                         123       12,204       12,327

    Cash distributions                                (536)     (53,061)     (53,597)
                                                    ------     --------     --------

Balance at December 31, 1999                          (584)     148,656      148,072

    Net income                                         287       28,457       28,744

    Cash contributions                                 111            -          111

    Cash distributions                                (640)     (63,369)     (64,009)
                                                    ------     --------     --------

Balance at December 31, 2000                        $ (826)    $113,744     $112,918
                                                    ======     ========     ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency) (Current Value)
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                  General      Limited
                                                  Partners     Partners      Total
                                                  --------     --------     --------
Balance at January 1, 1998                           $  86     $214,926     $215,012

    Net loss                                           (11)      (1,102)      (1,113)

    Increase in excess of current value over
      historical cost                                  284       28,146       28,430

    Cash distributions                                 (93)      (9,161)      (9,254)
                                                     -----     --------     --------

Balance at December 31, 1998                           266      232,809      233,075

    Net income                                         123       12,204       12,327

    Increase in excess of current value over
      historical cost                                  167       16,541       16,708

    Cash distributions                                (536)     (53,061)     (53,597)
                                                     -----     --------     --------

Balance at December 31, 1999                            20      208,493      208,513

    Net income                                         287       28,457       28,744

    Decrease in excess of current value over
      historical cost                                 (104)     (10,358)     (10,462)

    Cash contributions                                 111            -          111

    Cash distributions                                (640)     (63,369)     (64,009)
                                                     -----     --------     --------

Balance at December 31, 2000                         $(326)    $163,223     $162,897
                                                     =====     ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Consolidated Statements of Cash Flows (Historical Cost)
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                      2000         1999         1998
                                                      ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                               $ 28,744     $ 12,327     $ (1,113)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                    4,138        6,092        6,932
    Gain on sales of properties                    (20,480)      (4,563)           -
    Bad debt expense                                   135          263          320
    Impairment of investment in real estate              -            -        9,007
    Deferred rental income                             100          518          216
    Increase (decrease) in cash arising from
     changes in operating assets and liabilities:
      Rent and other receivables                       509         (296)        (238)
      Investment portfolio fee payable to
       related parties                                (265)        (265)          64
      Accounts payable and accrued expenses            (94)         110           62
      Accrued property taxes                          (537)        (233)         (12)
      Unearned income                                  (67)         (57)         (63)
      State income tax payable                         200            -            -
      Security deposits                               (187)        (380)          84
                                                  --------     --------     --------
        Net cash provided by operating activities   12,196       13,516       15,259
                                                  --------     --------     --------

Cash flows from investing activities:
  Proceeds from sales of properties                 55,880       41,191            -
  Investments in real estate                        (2,886)      (3,288)      (4,291)
                                                  --------     --------     --------
        Net cash provided by (used in)
         investing activities                       52,994       37,903       (4,291)
                                                  --------     --------     --------

Cash flows from financing activities:
  Cash distributions                               (64,009)     (53,597)      (9,254)
  Partners' capital contributions                      111            -            -
                                                  --------     --------     --------
        Net cash used in financing activities      (63,898)     (53,597)      (9,254)
                                                  --------     --------     --------

Net increase (decrease) in cash and
 cash equivalents                                    1,292       (2,178)       1,714

Cash and cash equivalents at beginning of year      10,419       12,597       10,883
                                                  --------     --------     --------

Cash and cash equivalents at end of year          $ 11,711     $ 10,419     $ 12,597
                                                  ========     ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Current Value Basis Statements of Changes in
                  Excess of Current Value Over Historical Cost
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)


Excess of current value over historical cost at January 1, 1998         $15,303
                                                                        -------

    Current value increase in properties                                 19,207
    Write-down of properties for permanent impairment                     9,007
    Decrease in accrued rent                                                216
                                                                        -------
                                                                         28,430
                                                                        -------

Excess of current value over historical cost at December 31, 1998        43,733
                                                                        -------

    Current value increase in properties                                 16,219
    Decrease in excess of current value over historical
      cost resulting from sales of properties                               (29)
    Decrease in accrued rent                                                518
                                                                        -------
                                                                         16,708
                                                                        -------

Excess of current value over historical cost at December 31, 1999        60,441
                                                                        -------

    Current value increase in properties                                 10,357
    Decrease in excess of current value over historical
      cost resulting from sales of properties                           (21,620)
    Decrease in accrued rent                                                801
                                                                        -------
                                                                        (10,462)
                                                                        -------

Excess of current value over historical cost at December 31, 2000       $49,979
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

        o The aggregate difference between the current value basis and historical cost basis of the Partnership's assets and liabilities is reflected in the partners' capital accounts in the current value basis balance sheets. The components of this difference at December 31, 2000 and 1999 are as follows:

                                                                 2000         1999
                                                                 ----         ----
                                                                   (in thousands)
          Properties                                            $51,352      $62,615
          Accrued rent                                           (1,373)      (2,174)
                                                                -------      -------
          Excess of current value over historical cost          $49,979      $60,441
                                                                =======      =======

3.   SIGNIFICANT ACCOUNTING POLICIES

     Financial Statements
     --------------------

     The Partnership has a controlling interest in each of its joint venture investments and, therefore, has consolidated the accounts of such joint ventures in the financial statements. The consolidated financial statements for 2000, 1999 and 1998 include the accounts of the Partnership and its joint ventures Lincoln Marina Bay and Town Center Associates. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Properties
     ----------

     The Partnership regularly evaluates the carrying value of its properties. During the fourth quarter of 1998, permanent impairments totaling approximately $9,007,000 were recorded to write-down the carrying value of two investment properties to their estimated fair value. This amount is reflected in the 1998 Consolidated Statement of Income (Loss). At December 31, 1998 each property's estimated undiscounted cash flows over the expected holding period was less than the asset's carrying value. The estimated fair value represents the property's current value, as discussed in Note 2. There were no such write-downs required in 2000 or 1999.

     Properties held for investment are carried at depreciated cost, which includes the initial purchase price of the property, plus closing costs, legal fees, and other miscellaneous acquisition costs, net of impairment write-downs. Properties are considered held for sale at the time management accepts a purchase offer or otherwise commits to the sale of a property. In accordance with FAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, these properties to be disposed of are carried at the lower of depreciated cost or fair value less estimated selling costs, and classified as Properties held for sale in the accompanying Consolidated Balance Sheets. Leases are accounted for under the operating method where rental income is recognized on a straight-line basis. Lease termination fees are included in income in the period in which the fee is received. Expenses including advertising, maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method based upon the estimated useful lives of the respective depreciable properties and improvements, ranging from 5 to 40 years for land improvements; 10 to 50 years for building and improvements; and 3 to 10 years for personal property, furniture, fixtures and equipment. Leasing commissions and tenant improvements are amortized over the life of the respective leases or the lives of the improvements, whichever is shorter. Properties held for sale are not depreciated.

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

     Cash Equivalents
     ----------------

     For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are restricted security deposits of $101,356 and $102,442 at December 31, 2000 and 1999, respectively. Also, included in cash and cash equivalents at December 31, 2000 and 1999 was $8,136,839 and $7,220,087,
     respectively, held in a mutual fund utilizing investments such as commercial paper, certificates of deposit and government obligations, which are carried at market value. The cost of cash equivalents approximates fair value at December 31, 2000 and 1999.

     At December 31, 2000 and 1999, approximately $669,000 and $770,000, respectively, of the bank balances of the Partnership's checking and money market accounts were insured by the Federal Deposit Insurance Corporation ("FDIC") while approximately $3,283,000 and $2,755,000, respectively, were uninsured. Included in the uninsured bank balances was approximately $2,345,000 and $2,578,000 held at one major financial institution at December 31, 2000 and December 31, 1999, respectively. The remainder of the uninsured balances were held in multiple banks.

     Income Taxes
     ------------

     For the year ended December 31, 2000, the Partnership recorded state income tax expense of $200,000 for the Michigan business tax. No other provision for federal or state income taxes has been made in the consolidated financial statements since income, losses and tax credits are generally passed through to the individual partners.

     Earnings Per Limited Partnership Unit
     -------------------------------------

     Earnings per unit is based upon net income allocated to the Limited Partners and their weighted average number of units outstanding during the year.

4.   SALES OF INVESTMENTS IN REAL ESTATE

     On January 19, 2000, Windmont Apartments was sold to an unaffiliated party. The gross sales price of $10,310,000 was $310,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $211,000 and $97,000, respectively, net cash proceeds to the Partnership were approximately $10,002,000. Gain on the sale included in these consolidated financial statements is approximately $4,322,000 for the year ended December 31, 2000.

     On February 22, 2000, Lincoln Square Apartments was sold to an unaffiliated party. The gross sales price of $18,050,000 was $1,050,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $240,000 and $720,000, respectively, net cash proceeds to the Partnership were approximately $17,090,000. Gain on the sale included in these consolidated financial statements is approximately $9,273,000 for the year ended December 31, 2000.

     On May 4, 2000, 344 Bonnie Circle, one of three buildings at Westgate Distribution Center was sold to an unaffiliated party. The gross sales price of $5,050,000 was $750,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $117,000 and $30,000, respectively, net cash proceeds to the Partnership were approximately $4,903,000. Gain on the sale included in these consolidated financial statements is approximately $1,990,000 for the year ended December 31, 2000. The gain was reduced approximately $332,000 for the accrued rent receivable that had been recorded to recognize the building's rental income on a straight-line basis.

     On August 18, 2000, Oakland Pointe Shopping Center was sold to an unaffiliated party. The gross sales price of $12,000,000 was $100,000 greater than the property's appraised value. Net cash proceeds to the Partnership were approximately $11,833,000 including adjustments of approximately $104,000 and after closing costs of approximately $271,000. Gain on the sale included in these consolidated financial statements is approximately $1,399,000 for the year ended December 31, 2000. The gain was reduced approximately $318,000 for the accrued rent receivable that had been recorded to recognize the building's rental income on a straight-line basis.

     On November 1, 2000 Village Square was sold to an unaffiliated party. The gross sales price of $11,500,000 was equal to the property's appraised value. After closing costs and adjustments aggregating approximately $191,000 and $276,000, respectively, net cash proceeds to the Partnership were approximately $11,033,000. Gain on sale included in the consolidated financial statements for the year ended December 31, 2000 is approximately $3,496,000. The gain was reduced approximately $52,000 for the accrued rent receivable that had been recorded to recognize the building's rental income on a straight-line basis.

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

5.   RENT AND OTHER RECEIVABLES

     Rent and other receivables at December 31, 2000 and 1999 are summarized as follows:

                                                          2000                      1999
                                                -----------------------   -----------------------
                                                  Current    Historical     Current    Historical
                                                   Value        Cost         Value        Cost
                                                ----------   ----------   ----------   ----------
     Rent and reimbursements receivable         $  648,609   $  648,609   $1,091,398   $1,091,398
     Prepaids and other receivables                 46,782       46,782      209,572      209,572
     Accrued rent                                        -    1,372,124            -    2,173,798
                                                ----------   ----------   ----------   ----------
                                                   695,391    2,067,515    1,300,970    3,474,768
     Less: allowance for doubtful accounts        (342,160)    (342,160)    (304,039)    (304,039)
                                                ----------   ----------   ----------   ----------

     Total rent and other receivables           $  353,231   $1,725,355   $  996,931   $3,170,729
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

7.   JOINT VENTURES

     The Partnership was a general partner in two consolidated joint ventures as of December 31, 2000, 1999 and 1998. The joint venture agreements in existence as of December 31, 2000 provide the Partnership with priority cash payments from operations of the joint ventures ranging from 9% to 13% per annum on all funds contributed by the Partnership to the extent sufficient cash flows are generated by the underlying properties. Any cash flows in excess of these payments to the Partnership will be distributed to the Partnership and its joint venture partners in accordance with their joint venture interests. The Partnership's interests in its joint ventures range from 50% to 80%.

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

     Effective January 1, 1991, the Partnership suspended its initial offering of $300,000,000 of units. In March 1992, the Partnership terminated the offering and suspended sales of units pursuant to the DRIP. During 1993, the Partnership received a favorable response to a no-action request submitted to the Securities and Exchange Commission regarding its ability to continue to sell units pursuant to the DRIP without registration of such units under the Securities Act of 1933, as amended. As of December 31, 2000, the Partnership had not reopened sales of units pursuant to the DRIP. No additional units were issued since 1991. Information related to Unitholders' distributions for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                       Cash Distributions
                                       ------------------
                                    Paid            Per Unit
                                    ----            --------
                   2000          $63,368,302          $4.98
                   1999           53,061,424           4.17
                   1998            9,161,674            .72

     The General Partners' distributions for the year ended December 31, 2000 aggregated $640,083, of which $92,542 related to operations for the quarters ended December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000, and $547,541 related to a reduction of cash reserves and the distribution of sales proceeds from properties sold during 2000. During the year ended December 31, 2000, $110,536 of the General Partners' distributions was withheld by the Partnership since these funds would have to be contributed to the Partnership as required by the Partnership Agreement. The General Partners expect to contribute $228,558 during 2001 pursuant to the Partnership Agreement. Cash distributions paid to the General Partners during the year ended December 31, 1999 aggregated $535,974, of which $92,542 related to operations for the quarters ended December 31, 1998, March 31, 1999, June 30, 1999 and September 30, 1999,
     and $443,432 related to a reduction of cash reserves, and the distribution of sales proceeds from properties sold during 1999.

9.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee
     ------------------------

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999 in accordance with the Settlement Agreement discussed in Note 15. Prior to March 15, 1999, each of the rates were .25% higher. The current rates will decrease another .25% per annum as of June 19, 2001 pursuant to the Settlement Agreement. For the years ended December 31, 2000, 1999 and 1998, Aetna/AREA and AREA GP were entitled to fees as follows:

                                  Aetna/AREA          AREA GP
                                  ----------          -------
                   2000           $1,599,410        $1,599,410
                   1999            2,029,436         2,297,914
                   1998            2,265,203         2,574,862

     Other
     -----

     The General Partners are entitled to reimbursement of expenses paid on behalf of the Partnership incurred in connection with the investments and operation of the Partnership. Reimbursable expenses of $184,757, $284,868, and $347,439, which consist primarily of insurance expense paid to a third party, were reimbursed during 2000, 1999 and 1998 respectively, to an affiliate of Aetna/AREA.

10.  LEASE AGREEMENTS

     At December 31, 2000, the Partnership's principal assets subject to lease agreements consisted of shopping centers, apartment complexes, business parks and industrial parks. Apartment leases generally have terms of 6 to 12 months and provide for a fixed minimum rent. Leases with shopping center, industrial park and business park tenants generally range in term from 1 to 10 years and provide for fixed minimum rent and reimbursement of their proportionate share of operating expenses. Included in rental revenue are $2,475,611, $3,519,975 and $3,630,246 primarily consisting of expense reimbursements for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, various leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. Percentage rent included in rental revenue is $344,088, $619,872 and $438,369 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The following table is a schedule of minimum future rents to be received as of December 31, 2000 under noncancelable operating leases:

                   Year ending December 31,
                   ------------------------
                   2001                 $12,199,040
                   2002                   8,112,311
                   2003                   6,670,621
                   2004                   4,864,049
                   2005                   3,743,100
                   Thereafter             5,685,380
                                        -----------

                   Total                $41,274,501
                                        ===========

11.  NET ASSET VALUE PER UNIT

     Prior to the termination of the Offering and the Remarketing Opportunity and the suspension of the DRIP in 1992, units offered to new Unitholders or issued pursuant to the DRIP were purchased at Net Asset Value per unit as defined in the Partnership Agreement. As discussed in Note 8, the Partnership had not reopened sales of units pursuant to the DRIP as of December 31, 2000. The Net Asset Value per unit calculated in accordance with the Partnership Agreement, is summarized as of December 31, 2000 and 1999 as follows:

                                                                          2000           1999
                                                                          ----           ----
     Limited Partners' capital - current value basis                  $163,222,676   $208,491,801
     Cash to be distributed to Limited Partners                         (2,290,418)    (2,290,418)
                                                                      ------------   ------------
                                                                      $160,932,258   $206,201,383
                                                                      ============   ============

     Units outstanding                                                  12,724,547     12,724,547
                                                                      ============   ============

     Net Asset Value per unit                                         $      12.65   $      16.21
                                                                      ============   ============


12.  SUPPLEMENTARY INFORMATION

     Maintenance and repairs, real estate taxes and advertising costs included in property operating expenses for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                            2000           1999           1998
                                                            ----           ----           ----
     Maintenance and repairs                             $  917,524     $1,261,180     $1,095,761
     Real estate taxes                                    2,113,633      2,908,669      3,021,543
     Advertising costs                                      139,095        307,628        375,714

13.  RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION

     The following is a reconciliation of net income for financial statement purposes to net income (loss) for federal income tax purposes for the years ended December 31, 2000, 1999 and 1998:

                                                           2000           1999           1998
                                                           ----           ----           ----
     Net income (loss) per financial statements         $28,743,547    $12,327,452    $(1,112,562)
     Gain on sale of properties for tax purposes
       less than gain on sale of properties
       per financial statements                         (13,386,191)    (4,826,918)             -
     Joint venture net income for tax purposes
       in excess of (less than) joint venture net
       income per financial statements                      528,440       (134,804)       491,758
     Depreciation deducted for tax purposes
       greater (less) than depreciation expense
       per financial statements                            (326,416)      (169,993)       143,694
     Permanent impairment not deductible
       for tax purposes                                           -              -      9,006,619
     Rental income related to accrued rent
       on wholly owned properties                           723,630        574,457         16,460
     Bad debt expense deducted per financial
       statements in excess of (less than) bad
       debt expense deducted for tax purposes                20,872       (251,640)       (79,323)
     Other                                                 (286,488)         5,221        (35,137)
                                                        -----------    -----------    -----------

     Taxable net income                                 $16,017,394    $ 7,523,775    $ 8,431,509
                                                        ===========    ===========    ===========

     The following is a reconciliation of partners' capital (historical cost) for financial statement purposes to partners' capital for federal income tax purposes as of December 31, 2000, 1999 and 1998:

                                                           2000           1999           1998
                                                           ----           ----           ----
     Partners' capital per financial statements        $112,917,842   $148,072,144   $189,342,090
     Adjustment for cumulative difference
       between tax basis net income and net
       income (loss) per financial statements             4,506,830     17,232,983     22,036,660
                                                       ------------   ------------   ------------

     Partners' capital per tax return                  $117,424,672   $165,305,127   $211,378,750
                                                       ============   ============   ============

14.  SUBSEQUENT EVENTS

     Marina Bay Industrial Park
     --------------------------

     On March 5, 2001 Marina Bay Industrial Park was sold to an unaffiliated party for a gross sales price of $14,025,000. After closing costs and adjustments, net cash proceeds to the Partnership were approximately $13,400,000. Gain on sale of approximately $5,625,000, net of a venture partner's share of approximately $365,000 will be recognized in the consolidated financial statements for the quarter ended March 31, 2001.

     Capital Contributions/Distributions
     -----------------------------------

     In February 2001, the Partnership declared cash distributions aggregating $2,313,554 ($.18 per Unit) pertaining to the period from October 1, 2000 to December 31, 2001, which will be distributed on or about March 9, 2001.
     For the reason discussed in Note 8, the General Partners' distributions aggregating $23,135 will be withheld by the Partnership. The General Partners expect to distribute a portion of the net proceeds from the sale of Marina Bay Industrial Park in the form of a special distribution during the quarter ended March 31, 2001.

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

PRICEWATERHOUSECOOPERS LLP

          Report of Independent Accountants - Supplementary Information



To the Unitholders of
Aetna Real Estate Associates, L.P.

In connection with our audits of the consolidated financial statements of Aetna Real Estate Associates, L.P. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, which financial statements are included herein, we have also audited the related financial statement schedule listed in the index on page F-1 herein.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PRICEWATERHOUSECOOPERS LLP

March 5, 2001

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                             As of December 31, 2000

                                                                Costs Capitalized               Gross Amount at Which
                                        Initial Cost        Subsequent to Acquisition          Carried at End of Year
                                 -------------------------  --------------------------  ---------------------------------------

                        Encum-                 Building &                  Building &                 Building &
Description             brances     Land      Improvements      Land      Improvements     Land      Improvements    Total (a)
- ----------------------  -------  -----------  ------------  ------------  ------------  -----------  ------------  ------------
Partnership Owned:

Summit Village           $  -    $ 5,395,408   $30,154,302   $   116,350   $ 2,915,594  $ 5,511,758  $ 33,069,896  $ 38,581,654
Apartment Complex
Rosslyn, VA

Powell Street Plaza         -      9,196,813    20,167,160       (68,973)    2,833,345    9,127,840    23,000,505    32,128,345
Shopping Center
Emeryville, CA

Westgate Distribution
Center                      -      3,916,801     6,047,987    (1,286,554)    1,558,271    2,630,247     7,606,258    10,236,505
Industrial Park
Corona, CA

Consolidated Ventures:

Marina Bay                  -      1,777,110     5,212,740       166,987     4,389,261    1,944,097     9,602,001    11,546,098
Industrial Park
Richmond, CA

Town Center                 -     10,880,641    19,198,867        94,939    16,518,762   10,975,580    35,717,629    46,693,209
Business Park
Santa Fe Springs, CA
                         ----    -----------   -----------   -----------   -----------  -----------  ------------  ------------
                         $  -    $31,166,773   $80,781,056   $  (977,251)  $28,215,233  $30,189,522  $108,996,289  $139,185,811
                         ====    ===========   ===========   ===========   ===========  ===========  ============  ============

                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Schedule III - Real Estate and Accumulated Depreciation (Continued)
                             As of December 31, 2000

                                                                                              Life on which
                                                                                             Depreciation in
                                                                                              Latest Income
                                 Accumulated              Date of            Date               Statement
Description                    Depreciation (a)        Construction        Acquired            is Computed
- -----------------------        ----------------        ------------        --------            -----------
Summit Village

Apartment Complex                $11,404,189             1987/1989          6/9/87 and           40 years
Rosslyn, VA                                                                 8/31/89

Powell Street Plaza
Shopping Center
Emeryville, CA                     7,806,105                  1988          2/16/90              33 years

Westgate Distribution
Center
Industrial Park
Corona, CA                         1,893,865                  1989          2/22/90              50 years

Consolidated Ventures:

Marina Bay
Industrial Park (d)
Richmond, CA                       3,848,767             1962/1987          6/30/87              50 years

Town Center
Business Park
Santa Fe Springs, CA              12,697,230                  1982         12/18/87              33 years


                                 $37,650,156 (c)
                                  ===========

                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                              Notes to Schedule III



[FN]
(a) Reconciliation of the carrying amount of real estate investments and accumulated depreciation for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                           2000           1999           1998
                                                       ------------   ------------   ------------
     Balance of real estate investments
       at beginning of year                            $182,137,425   $225,833,129   $243,061,496
     Additions during year:
     Improvements and additions                           2,885,247      3,288,219      4,290,989
     Deductions during year:
     Cost of real estate sold                           (45,747,685)   (46,542,985)             -
     Impairment (b)                                               -              -     (9,006,619)
     New basis adjustment (b)                                     -              -    (12,404,058)
     Other (1)                                              (89,176)      (440,938)      (108,679)
                                                       ------------   ------------   ------------
     Balance of real estate investments
       at close of year                                $139,185,811   $182,137,425   $225,833,129
                                                       ============   ============   ============

     Balance of accumulated depreciation
       at beginning of year                             $44,651,002    $48,914,701    $54,495,592
     Depreciation expense                                 4,137,611      6,092,490       6,931,84
     Accumulated depreciation  of real estate sold      (11,049,281)    (9,915,251)             -
     New basis adjustment (b)                                     -              -    (12,404,058)
     Other (1)                                             ( 89,176)      (440,938)      (108,679)
                                                        -----------    -----------    -----------
     Balance of accumulated depreciation
       at close of year                                 $37,650,156    $44,651,002    $48,914,701
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

(c) For Federal income tax purposes, the aggregate cost of land, buildings and improvements is $134,179,601. The amount of accumulated depreciation on real property for Federal income tax purposes is $38,334,537.

(d) Marina Bay Industrial Park was considered held for sale on December 31, 2000. The Registrant stopped depreciating this property at that time, see
     Note 3 to the Consolidated Financial Statements for addition detail on accounting policies.