Form 10-Q
period 2001-03-31
AETNA REAL ESTATE ASSOCIATES L P
filed 2001-05-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q



---
/X/ Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act --- of 1934

For the quarter ended:  March 31, 2001
                        --------------

                        OR
---
/ / Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act --- of 1934

For the transition period from:                   to
                                 ----------------    ----------------



                         Commission file number: 0-14986
                                                 -------



                       AETNA REAL ESTATE ASSOCIATES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                            11-2827907
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



242 Trumbull Street, Hartford, Connecticut                     06103-1212
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)



Registrant's telephone number, including area code:  (860) 275-2178
                                                     --------------



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -    -

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Condensed Consolidated Balance Sheets
                   As of March 31, 2001 and December 31, 2000
                                 (in thousands)

                                                       March 31,    December 31,
                                                         2001           2000
                                                      (unaudited)
                                                       ---------      ---------
Assets
------

Investments in real estate:
    Properties held for investment                     $ 95,893       $127,640
    Less accumulated depreciation
          and amortization                              (26,485)       (33,802)
                                                       --------       --------
                                                         69,408         93,838
    Properties held for sale (net of accumulated
          depreciation of $8,007 and $3,849)             24,132          7,697
                                                       --------       --------
      Total investments in real estate                   93,540        101,535

Cash and cash equivalents                                25,815         11,711
Rent and other receivables                                1,689          1,726
Other                                                        13             13
                                                       --------       --------

      Total assets                                     $121,057       $114,985
                                                       ========       ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
    Investment portfolio fee payable
          to related parties                           $  1,404       $    702
    Accounts payable and accrued expenses                   498            541
    Accrued property taxes                                  357              -
    Unearned income                                         237            128
    State income tax payable                                  -            200
    Security deposits                                       437            496
                                                       --------       --------
      Total liabilities                                   2,933          2,067
                                                       --------       --------

Partners' capital (deficiency):
    General Partners                                       (774)          (826)
    Limited Partners                                    118,898        113,744
                                                       --------       --------

      Total partners' capital                           118,124        112,918
                                                       --------       --------

      Total liabilities and partners' capital          $121,057       $114,985
                                                       ========       ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                   Condensed Consolidated Statements of Income
               For the Three Months Ended March 31, 2001 and 2000
                (in thousands, except units and per unit amounts)
                                   (unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                         2001           2000
                                                       --------       --------
Revenue:
    Rental                                             $  4,670       $  6,223
    Interest                                                194            350
    Other income                                             80             89
                                                       --------       --------
                                                          4,944          6,662
                                                       --------       --------
Expenses:
    Property operating                                    1,248          1,908
    Depreciation and amortization                           691          1,306
    Investment portfolio
      fee - related parties                                 702            914
    General and administrative                              173            177
    Bad debt                                                 (6)            52
                                                       --------       --------
                                                          2,808          4,357
                                                       --------       --------

Gain on sales of properties                               5,855         13,595

Venture partner's interest in income of
    consolidated venture                                   (365)             -
                                                       --------       --------

Income before tax expense                                 7,626         15,900

State income tax expense                                    106             47
                                                       --------       --------

    Net income                                         $  7,520       $ 15,853
                                                       ========       ========

Net income allocated:
    To the General Partners                            $     75       $    159
    To the Limited Partners                               7,445         15,694
                                                       --------       --------

                                                       $  7,520       $ 15,853
                                                       ========       ========

Weighted average number of limited
    partnership units outstanding                    12,724,547     12,724,547
                                                     ==========     ==========

Earnings per limited partnership unit                $      .59     $     1.23
                                                     ==========     ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Condensed Consolidated Statements of Partners' Capital (Deficiency)
               For the Three Months Ended March 31, 2001 and 2000
                           (in thousands - unaudited)

                                         General       Limited
                                        Partners       Partners         Total
                                        --------       --------       --------
Balance at January 1, 2001               $(826)        $113,744       $112,918

    Distributions                          (23)          (2,291)        (2,314)

    Net income                              75            7,445          7,520
                                         -----         --------       --------

Balance at March 31, 2001                $(774)        $118,898       $118,124
                                         =====         ========       ========



Balance at January 1, 2000               $(584)        $148,656       $148,072

    Distributions                          (23)          (2,290)        (2,313)

    Net income                             159           15,694         15,853
                                         -----         --------       --------

Balance at March 31, 2000                $(448)        $162,060       $161,612
                                         =====         ========       ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                           (in thousands - unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                         2001           2000
                                                        -------        -------
Cash flows from operating activities:
  Net income                                            $ 7,520        $15,853
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                           691          1,306
    Gain on sales of properties                          (5,855)       (13,595)
    Venture partner's interest in income of
      consolidated venture                                  365              -
    Bad debt expense                                         (6)            52
    Accrued rental income                                     4             60
    Increase (decrease) in cash arising from changes
      in operating assets and liabilities:
        Rent and other receivables                          (96)           131
        Investment portfolio fee payable to
          related parties                                   702            (53)
        Accounts payable and accrued expenses              (233)          (326)
        Accrued property taxes                              357            (92)
        Unearned income                                     109             49
        State income tax payable                           (200)             -
        Security deposits                                   (59)           (86)
                                                        -------        -------
          Net cash provided by operating activities       3,299          3,299
                                                        -------        -------

Cash flows from investing activities:
  Proceeds from sale of properties, net of
    closing costs                                        13,746         27,909
  Investments in real estate                               (452)        (1,219)
  Distribution to venture partner                          (175)             -
                                                        -------        -------
          Net cash provided by investing activities      13,119         26,690
                                                        -------        -------

Cash flows from financing activities:
  Cash distributions                                     (2,314)        (2,313)
                                                        -------        -------
          Net cash used in financing activities          (2,314)        (2,313)
                                                        -------        -------

Net increase in cash and cash equivalents                14,104         27,676

Cash and cash equivalents at beginning of period         11,711         10,419
                                                        -------        -------

Cash and cash equivalents at end of period              $25,815        $38,095
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

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.    GENERAL

      The accompanying financial statements and related notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000. The financial data included herein as of December 31, 2000 has been drawn from the consolidated financial statements of the Partnership which were audited by PricewaterhouseCoopers LLP.

      Reclassifications
      -----------------

      Certain 2000 financial statement items have been reclassified to conform to the 2001 presentation.

2.    INCOME TAXES

      The Partnership recorded additional state income tax expense of $105,800 for the Michigan and Illinois business taxes. No other provision for federal or state income tax was made in the condensed consolidated financial statements since income, losses and tax credits are generally passed through to the individual partners.

3.    TRANSACTIONS WITH AFFILIATES

      Investment Portfolio Fee
      ------------------------

      The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999. Prior to March 15, 1999, each of these rates were .25% higher. The current rates will decrease another .25% per annum as of June 19, 2001. For the three months ended March 31, 2001, Aetna/AREA and AREA GP each earned fees of $351,104. For the three months ended March 31, 2000, Aetna/AREA and AREA GP each earned fees of $456,964.

4.    SALE OF INVESTMENT IN REAL ESTATE

      On March 5, 2001, Marina Bay Industrial Park was sold to an unaffiliated party. The gross sales price of $14,025,000 was $825,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $279,000 and $346,000, respectively, net cash proceeds to the Partnership were approximately $13,400,000. Gain on the sale included in these condensed consolidated financial statements is approximately $5,855,000 for the three months ended March 31, 2001.

5.    CASH DISTRIBUTIONS

      On March 9, 2001, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended December 31, 2000. The General Partners' distributions aggregating $251,693 are expected to be contributed to the Partnership during the second quarter of 2001 as required by the Partnership Agreement.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      Non cash investing activity:

      The venture partner's share of net income for the three months ended
      March 31, 2001 totals approximately $365,000, of which approximately $190,000 is included in accounts payable and accrued expenses at March 31, 2001.

7.    SUBSEQUENT EVENTS

      On April 30, 2001, the Partnership paid a special cash distribution of $13,367,201 from the sale proceeds of Marina Bay Industrial Park.

      In April 2001, the Partnership declared additional distributions of $4,884,170 pertaining to operations for the period from January 1, 2001 to March 31, 2001 and a special distribution from cash reserves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 2000, the Registrant had working capital reserves ("Reserves") of approximately $7.7 million. During the three months ended March 31, 2001, the Registrant expended approximately $.5 million for capital improvements. After cash distributions from the sale proceeds (see Note 6 to the Condensed Consolidated Financial Statements), the Registrant had current Reserves of approximately $7.9 million as of March 31, 2001. The Registrant had approximately $251,000 of outstanding commitments for capital improvements and approximately $1.9 million of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties as of March 31, 2001. For the nine months ended December 31, 2001, the Registrant will fund, if needed, approximately $1.5 million from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant expects to fund Capital Costs throughout 2001 from existing Reserves and the retention of a portion of cash generated from operations. To ensure that the Registrant has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

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

Future distributions from operations may be reduced from the current amount of $.18 per unit as a result of recent and potential future sales of properties. The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners. Following an evaluation of the Partnership's current cash reserves and future cash needs, a special distribution in the amount of approximately $.20 per unit, in addition to the $.18 per unit, are expected to be paid to the Limited Partners during the second quarter.

Results of Operations
---------------------

Net income for the three months ended March 31, 2001 decreased approximately $8,333,000 in comparison to the corresponding period in 2000, resulting primarily from the change in gain on sales of properties. Rental revenue decreased approximately $1,553,000 primarily as a result of the sales of properties, partially offset by increases in rents, most significantly at Powell Street Plaza and Summit Village Apartments. Interest income decreased approximately $156,000 as a result of changes in cash balances due to the sales of properties. Property operating expenses decreased approximately $660,000 and depreciation and amortization decreased approximately $615,000, both primarily the result of property sales. Investment portfolio fees decreased approximately $212,000, the result of the distributions of sales proceeds.

The Registrant paid cash distributions of $.18 per Unit to Unitholders for the three months ended March 31, 2001 and 2000.

The Net Asset Value of each of the Registrant's Units, based upon quarterly independent appraisals, decreased to $12.64 at March 31, 2001 from $16.41 at March 31, 2000. The decrease in Net Asset Value per Unit is primarily attributable to the distributions of sales proceeds and a decrease in value of Town Center Business Park, partially offset by a significant increase in the appraised value of Summit Village. The decrease in appraised value of Town Center Business Park is a result of an increase in the estimated costs of energy for the office component of the property, and an increase in the discount and exit capitalization rates to reflect sustained high vacancy. The increase in appraised value of Summit Village is a result of an increase in projected market rents.


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



                       AETNA REAL ESTATE ASSOCIATES, L.P.

                       BY:  AREA GP Corporation
                            General Partner



Date:  May 14, 2001    BY:  /s/ Jaime Fuertes
                            ----------------------------------------
                            Jaime Fuertes
                            Vice President & Chief Financial Officer