Form 10-Q
period 2001-06-30
AETNA REAL ESTATE ASSOCIATES L P
filed 2001-08-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q



 ---
/ X / Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
 ---  Act of 1934

For the quarter ended:     June 30, 2001
                           -------------

                           OR
 ---
/   / Transition Report Under Section 13 or 15 (d) of the Securities Exchange
 ---  Act of 1934

For the transition period from:                     to
                                -------------------    -------------------



                         Commission file number: 0-14986
                                                 -------



                       AETNA REAL ESTATE ASSOCIATES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Delaware                                             11-2827907
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)



242 Trumbull Street, Hartford, Connecticut                    06103-1212
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



Registrant's telephone number, including area code:  (860) 616-9107
                                                     --------------



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

                         PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Condensed Consolidated Balance Sheets
                    As of June 30, 2001 and December 31, 2000
                                 (in thousands)

                                                              June 30,     December 31,
                                                                2001           2000
                                                            (unaudited)
                                                             ---------      ---------
Assets
------

Investments in real estate:
   Properties held for investment                             $ 85,943       $127,640
   Less accumulated depreciation
            and amortization                                   (25,145)       (33,802)
                                                              --------       --------
                                                                60,798         93,838
   Properties held for sale (net of accumulated
            depreciation of $9,999 and $3,849)                  32,484          7,697
                                                              --------       --------
      Total investments in real estate                          93,282        101,535

Cash and cash equivalents                                        8,641         11,711
Rent and other receivables                                       1,832          1,726
Other                                                               13             13
                                                              --------       --------

      Total assets                                            $103,768       $114,985
                                                              ========       ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
   Investment portfolio fee payable
      to related parties                                      $    626       $    702
   Accounts payable and accrued expenses                           487            541
   Unearned income                                                 271            128
   State income tax payable                                          -            200
   Security deposits                                               450            496
                                                              --------       --------
      Total liabilities                                          1,834          2,067
                                                              --------       --------

Partners' capital (deficiency):
   General Partners                                               (506)          (826)
   Limited Partners                                            102,440        113,744
                                                              --------       --------

      Total partners' capital                                  101,934        112,918
                                                              --------       --------

      Total liabilities and partners' capital                 $103,768       $114,985
                                                              ========       ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                   Condensed Consolidated Statements of Income
            For the Three and Six Months Ended June 30, 2001 and 2000
                (in thousands, except units and per unit amounts)
                                   (unaudited)

                                               Three Months Ended           Six Months Ended
                                                    June  30,                   June 30,
                                            ------------------------    ------------------------
                                               2001          2000          2001          2000
                                            ----------    ----------    ----------    ----------
Revenue:
   Rental                                   $    4,156    $    5,766    $    8,826    $   11,989
   Interest                                        173           218           367           568
   Other income                                     75            62           155           151
                                            ----------    ----------    ----------    ----------
                                                 4,404         6,046         9,348        12,708
                                            ----------    ----------    ----------    ----------
Expenses:
   Property operating                            1,298         1,775         2,546         3,683
   Depreciation and amortization                   651           935         1,342         2,241
   Investment portfolio
      fee - related parties                        626           788         1,328         1,702
   General and administrative                      162           128           335           352
   Bad debt                                         40            24            34            76
                                            ----------    ----------    ----------    ----------
                                                 2,777         3,650         5,585         8,054
                                            ----------    ----------    ----------    ----------

Operating income                                 1,627         2,396         3,763         4,654

Gain on sale of properties                           -         1,990         5,855        15,585

Venture partner's interest in income of
   consolidated venture                              -             -          (365)            -
                                            ----------    ----------    ----------    ----------

Income before tax expense                        1,627         4,386         9,253        20,239

State income tax expense                             -            47           106            47
                                            ----------    ----------    ----------    ----------

   Net income                               $    1,627    $    4,339    $    9,147    $   20,192
                                            ==========    ==========    ==========    ==========

Net income allocated:
   To the General Partners                  $       16    $       43    $       91    $      202
   To the Limited Partners                       1,611         4,296         9,056        19,990
                                            ----------    ----------    ----------    ----------
                                            $    1,627    $    4,339    $    9,147    $   20,192
                                            ==========    ==========    ==========    ==========

Weighted average number of limited
   partnership units outstanding            12,724,547    12,724,547    12,724,547    12,724,547
                                            ==========    ==========    ==========    ==========

Earnings per limited partnership unit       $     0.13    $     0.34    $     0.71    $     1.57
                                            ==========    ==========    ==========    ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Condensed Consolidated Statements of Partners' Capital (Deficiency)
                 For the Six Months Ended June 30, 2001 and 2000
                           (in thousands - unaudited)

                                                     General     Limited
                                                     Partners    Partners      Total
                                                     --------    --------    --------

Balance at January 1, 2001                           $   (826)   $113,744    $112,918

   Distributions                                         (205)    (20,360)    (20,565)

   Contributions                                          434           -         434

   Net income                                              91       9,056       9,147
                                                     --------    --------    --------

Balance at June 30, 2001                             $   (506)   $102,440    $101,934
                                                     ========    ========    ========



Balance at January 1, 2000                           $   (584)   $148,656    $148,072

   Distributions                                         (316)    (31,303)    (31,619)

   Net income                                             202      19,990      20,192
                                                     --------    --------    --------

Balance at June 30, 2000                             $   (698)   $137,343    $136,645
                                                     ========    ========    ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                           (in thousands - unaudited)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 --------------------
                                                                   2001        2000
                                                                 --------    --------
Cash flows from operating activities:
  Net income                                                     $  9,147    $ 20,192
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                                   1,342       2,241
    Gain on sales of properties                                    (5,855)    (15,585)
    Venture partner's interest in income of
     consolidated venture                                             365           -
    Bad debt expense                                                   34          76
    Accrued rental income                                              27          69
    Increase (decrease) in cash arising from changes
     in operating assets and liabilities:
      Rent and other receivables                                     (302)        119
      Investment portfolio fee payable to related parties             (76)       (179)
      Accounts payable and accrued expenses                          (244)       (284)
      Accrued property taxes                                            -        (407)
      Unearned income                                                 143           9
      State income tax payable                                       (200)          -
      Security deposits                                               (46)        (81)
                                                                 --------    --------
         Net cash provided by operating activities                  4,335       6,170
                                                                 --------    --------

Cash flows from investing activities:
  Proceeds from sale of properties, net of closing costs           13,746      32,842
  Investments in real estate                                         (845)     (1,604)
  Distribution to venture partner                                    (175)          -
                                                                 ---------   --------
         Net cash provided by investing activities                 12,726      31,238
                                                                 --------    --------

Cash flows from financing activities:
  Distributions                                                   (20,565)    (31,619)
  Contributions                                                       434           -
                                                                 --------    --------
         Net cash used in financing activities                    (20,131)    (31,619)
                                                                 --------    --------

Net increase (decrease) in cash and cash equivalents               (3,070)      5,789

Cash and cash equivalents at beginning of period                   11,711      10,419
                                                                 --------    --------

Cash and cash equivalents at end of period                       $  8,641    $ 16,208
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

2.    INCOME TAXES

      The Partnership recorded state income tax expense of $105,800 for the Michigan and Illinois business taxes due to property sales. No other provision for federal or state income taxes was made in the condensed consolidated financial statements since income, losses and tax credits are generally passed through to the individual partners.

3.    TRANSACTIONS WITH AFFILIATES

      Investment Portfolio Fee
      ------------------------

      The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999. Prior to March 15, 1999, each of these rates were .25% higher. The current rates decreased another .25% per annum as of June 19, 2001. For the six months ended June 30, 2001, Aetna/AREA and AREA GP each earned fees of $664,177. For the six months ended June 30, 2000, Aetna/AREA and AREA GP each earned fees of $851,119.

4.    INVESTMENTS IN REAL ESTATE

      On March 5, 2001, Marina Bay Industrial Park was sold to an unaffiliated party. The gross sales price of $14,025,000 was $825,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $279,000 and $346,000, respectively, net cash proceeds to the Partnership were approximately $13,400,000. Gain on the sale included in these condensed consolidated financial statements is approximately $5,855,000 for the six months ended June 30, 2001, including accrued rental income of $135,000.

      The General Partners are currently marketing the remaining four properties for sale. They have committed to the sale of three properties, however, at the present stage of negotiations there can be no assurances that any properties will be sold in the near future, or that if sold, the sales prices will approximate the estimated net asset values of the properties.

5.    CAPITAL CONTRIBUTIONS / DISTRIBUTIONS

      On March 9, 2001, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended December 31, 2000.

      On April 30, 2001, the Partnership paid a special cash distribution of $13,367,201 from the sale proceeds of Marina Bay Industrial Park.

      On June 8, 2001, cash distributions paid by the Partnership aggregated $4,884,170 which pertained to operations for the period January 1, 2001 to March 31, 2001 and a special distribution of excess cash reserves.

      The General Partners' distributions aggregating $434,207 were contributed to the Partnership during the second quarter of 2001 as required by the Partnership Agreement.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      Non cash investing activity:
      ----------------------------

      The venture partner's share of net income for the six months ended June 30, 2001 totals approximately $365,000, of which approximately $190,000 is included in accounts payable and accrued expenses at June 30, 2001.

7.    SUBSEQUENT EVENTS

      Capital Contributions / Distributions
      -------------------------------------

      In August 2001, the Partnership declared additional distributions of $2,313,554 pertaining to operations for the period from April 1, 2001 to June 30, 2001, of which $2,290,418, representing the limited partners' share, will be distributed in August 2001. The General Partners' distributions aggregating $23,136, will be withheld by the Partnership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 2000, the Registrant had working capital reserves ("Reserves") of approximately $7.7 million. During the six months ended June 30, 2001, the Registrant expended approximately $.8 million for capital improvements. After cash distributions from the sale proceeds (see Note 5 to the Condensed Consolidated Financial Statements), the Registrant had current Reserves of approximately $5.1 million as of June 30, 2001. The Registrant had approximately $606,000 of outstanding commitments for capital improvements and approximately $1.7 million of projected capital improvements (collectively the "Capital Costs") related to existing Investments in Properties as of June 30, 2001. For the six months ended December 31, 2001, the Registrant will fund, if needed, approximately $1.5 million from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated tenant improvements and leasing commissions for speculative leasing activity at certain properties, which, based on activity in the marketplace, may or may not materialize. The Registrant expects to fund Capital Costs throughout 2001 from existing Reserves and the retention of a portion of cash generated from operations. To ensure that the Registrant has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

If sufficient capital is not available at the time of a funding of a Capital Cost, the General Partners will review such Capital Costs and take such steps as they consider appropriate, including decreasing future cash distributions from operations or negotiating a delay or other restructuring of the capital funding requirements related to an Investment in Properties.

Future distributions from operations may be reduced from the current amount of $.18 per unit as a result of recent and potential future sales of properties. The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners. The General Partners are currently marketing the remaining four properties for sale. They have committed to the sale of three properties, however, at the present stage of negotiations there can be no assurances that any properties will be sold in the near future, or that if sold, the sales prices will approximate the estimated net asset values of the properties.

Results of Operations
---------------------

Net income for the six months ended June 30, 2001 decreased approximately $11,246,000 in comparison to the corresponding period in 2000, resulting primarily from the change in gain on sales of properties. Rental revenue decreased approximately $3,163,000 primarily as a result of the sales of properties. Interest income decreased approximately $201,000 as a result of changes in cash balances due to the sale of properties. Property operating expenses decreased approximately $1,137,000 and depreciation and amortization decreased approximately $698,000, both primarily the result of property sales. Investment portfolio fees decreased approximately $374,000, the result of the distributions of sales proceeds and lower investment portfolio fee rates.

The Registrant paid cash distributions of $1.60 and $2.46 per Unit to Unitholders for the six months ended June 30, 2001 and 2000, respectively.

The Net Asset Value of each of the Registrant's Units, based upon quarterly independent appraisals, decreased to $11.47 at June 30, 2001 from $14.18 at June 30, 2000. The decrease in Net Asset Value per Unit is primarily attributable to the distributions of sales proceeds and a decrease in value of Powell Street Plaza, partially offset by a significant increase in the appraised value of Summit Village Apartments. The decrease in appraised value of Powell Street Plaza is a result of an increase in the discount and exit capitalization rates and a decrease in forecasted percentage rents. The increase in appraised value of Summit Village is a result of an increase in projected market rents.

Net income for the three months ended June 30, 2001 decreased approximately $2,913,000 in comparison to the corresponding period in 2000, resulting primarily from a gain on sale of property. Rental revenue decreased approximately $1,610,000 primarily as a result of the sale of properties, partially offset by increases in rents at Powell Street Plaza and Summit Village Apartments. Interest income decreased approximately $45,000 as a result of changes in cash balances due to the sale of properties. Property operating expenses decreased approximately $477,000 and depreciation and amortization decreased approximately $83,000, both primarily the result of property sales. Investment portfolio fees decreased approximately $162,000, the result of property sales and lower investment portfolio fee rates.


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



                          AETNA REAL ESTATE ASSOCIATES, L.P.

                          BY: AREA GP Corporation
                              General Partner



Date:  August 14, 2001    BY: /s/ Mark J. Marcucci
                              ------------------------------
                              Mark J. Marcucci
                              President & Director