Form 10-Q
period 2001-09-30
AETNA REAL ESTATE ASSOCIATES L P
filed 2001-11-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q



 ---
/ X / Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
 ---  Act of 1934

For the quarter ended:     September 30, 2001
                           ------------------

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

                         PART I - FINANCIAL INFORMATION




Item 1.  Financial Statements

         The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Condensed Consolidated Balance Sheets
                 As of September 30, 2001 and December 31, 2000
                                 (in thousands)

                                                    September 30,    December 31,
                                                        2001             2000
                                                     (unaudited)
                                                      ---------       ---------
Assets
------

Investments in real estate:
   Properties held for investment                     $ 39,001        $127,640
   Less accumulated depreciation
          and amortization                             (12,109)        (33,802)
                                                      --------        --------
                                                        26,892          93,838
   Properties held for sale (net of accumulated
          depreciation of $21,280 and $3,849)           58,262           7,697
                                                      --------        --------
      Total investments in real estate                  85,154         101,535

Cash and cash equivalents                               19,003          11,711
Rent and other receivables                               1,405           1,726
Other                                                       13              13
                                                      --------        --------

      Total assets                                    $105,575        $114,985
                                                      ========        ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
   Investment portfolio fee payable
      to related parties                              $    548        $    702
   Accounts payable and accrued expenses                   769             541
   Accrued property taxes                                  311               -
   Unearned income                                         141             128
   State income tax payable                                  -             200
   Security deposits                                       359             496
                                                      --------        --------
      Total liabilities                                  2,128           2,067
                                                      --------        --------

Partners' capital (deficiency):
   General Partners                                       (467)           (826)
   Limited Partners                                    103,914         113,744
                                                      --------        --------

      Total partners' capital                          103,447         112,918
                                                      --------        --------

      Total liabilities and partners' capital         $105,575        $114,985
                                                      ========        ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                   Condensed Consolidated Statements of Income
         For the Three and Nine Months Ended September 30, 2001 and 2000
                (in thousands, except units and per unit amounts)
                                   (unaudited)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30,             September 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
Revenue:
   Rental                                       $    4,102   $    5,268   $   12,928   $   17,257
   Interest                                            105          275          472          843
   Other income                                        103           91          258          242
                                                ----------   ----------   ----------   ----------
                                                     4,310        5,634       13,658       18,342
                                                ----------   ----------   ----------   ----------
Expenses:
   Property operating                                1,522        1,719        4,068        5,402
   Depreciation and amortization                       236          952        1,578        3,193
   Investment portfolio
      fee - related parties                            548          794        1,876        2,496
   General and administrative                          148          127          483          526
   Bad debts                                           (38)          (2)          (4)          74
                                                ----------   ----------   ----------   ----------
                                                     2,416        3,590        8,001       11,691
                                                ----------   ----------   ----------   ----------

Operating income                                     1,894        2,044        5,657        6,651

Gain on sales of properties                          1,914        1,398        7,769       16,983

Venture partner's interest in income of
   consolidated venture                                 (4)           -         (369)           -
                                                ----------   ----------   ----------   ----------

Income before tax expense                            3,804        3,442       13,057       23,634

State income tax expense                                 -          200          106          200
                                                ----------   ----------   ----------   ----------

   Net income                                   $    3,804   $    3,242   $   12,951   $   23,434
                                                ==========   ==========   ==========   ==========

Net income allocated:
   To the General Partners                      $       39   $       32   $      130   $      234
   To the Limited Partners                           3,765        3,210       12,821       23,200
                                                ----------   ----------   ----------   ----------
                                                $    3,804   $    3,242   $   12,951   $   23,434
                                                ==========   ==========   ==========   ==========

Weighted average number of limited
   partnership units outstanding                12,724,547   12,724,547   12,724,547   12,724,547
                                                ==========   ==========   ==========   ==========

Earnings per limited partnership unit           $     0.30   $     0.25   $     1.01   $     1.82
                                                ==========   ==========   ==========   ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Condensed Consolidated Statements of Partners' Capital (Deficiency)
              For the Nine Months Ended September 30, 2001 and 2000
                           (in thousands - unaudited)

                                                  General      Limited
                                                 Partners     Partners       Total
                                                 --------     --------     --------

Balance at January 1, 2001                       $   (826)    $113,744     $112,918

   Distributions                                     (228)     (22,651)     (22,879)

   Contributions                                      457            -          457

   Net income                                         130       12,821       12,951
                                                 --------     --------     --------

Balance at September 30, 2001                    $   (467)    $103,914     $103,447
                                                 ========     ========     ========



Balance at January 1, 2000                       $   (584)    $148,656     $148,072

   Distributions                                     (388)     (38,429)     (38,817)

   Net income                                         234       23,200       23,434
                                                 --------     --------     --------

Balance at September 30, 2000                    $   (738)    $133,427     $132,689
                                                 ========     ========     ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2001 and 2000
                           (in thousands - unaudited)

                                                                Nine Months Ended
                                                                  September 30,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
Cash flows from operating activities:
   Net income                                                 $ 12,951     $ 23,434
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                              1,578        3,193
      Gain on sales of properties                               (7,769)     (16,983)
      Venture partner's interest in income of
       consolidated venture                                        369            -
      Bad debts                                                     (4)          74
      Accrued rental income                                         53          114
      Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
        Rent and other receivables                                  59          431
        Investment portfolio fee payable to related parties       (154)        (173)
        Accounts payable and accrued expenses                       34         (305)
        Accrued property taxes                                     311           23
        Unearned income                                             13          (31)
        State income tax payable                                  (200)         200
        Security deposits                                         (137)        (123)
                                                              --------     --------
          Net cash provided by operating activities              7,104        9,854
                                                              --------     --------

Cash flows from investing activities:
   Proceeds from sales of properties, net of closing costs      24,538       44,570
   Investments in real estate                                   (1,753)      (2,197)
   Distributions to venture partner                               (175)           -
                                                              --------     --------
          Net cash provided by investing activities             22,610       42,373
                                                              --------     --------

Cash flows from financing activities:
   Distributions                                               (22,879)     (38,817)
   Contributions                                                   457            -
                                                              --------     --------
          Net cash used in financing activities                (22,422)     (38,817)
                                                              --------     --------

Net increase in cash and cash equivalents                        7,292       13,410

Cash and cash equivalents at beginning of period                11,711       10,419
                                                              --------     --------

Cash and cash equivalents at end of period                    $ 19,003     $ 23,829
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

3.    TRANSACTIONS WITH AFFILIATES

      Investment Portfolio Fee
      ------------------------

      The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999. Prior to March 15, 1999, each of these rates were .25% higher. The current rates decreased another .25% per annum as of June 19, 2001. For the nine months ended September 30, 2001, Aetna/AREA and AREA GP each earned fees of $938,230. For the nine months ended September 30, 2000, Aetna/AREA and AREA GP each earned fees of $1,248,134.

4.    INVESTMENTS IN REAL ESTATE

      On March 5, 2001, Marina Bay Industrial Park was sold to an unaffiliated party. The gross sales price of $14,025,000 was $825,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $279,000 and $346,000, respectively, net cash proceeds to the Partnership were approximately $13,400,000. Gain on the sale included in these condensed consolidated financial statements is approximately $5,855,000 for the nine months ended September 30, 2001, including accrued rental income of $135,000.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


4.    INVESTMENTS IN REAL ESTATE (continued)

      On August 30, 2001, Westgate Distribution Center was sold to an unaffiliated party. The gross sales price of $11,100,000 was $900,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $255,000 and $206,000, respectively, net cash proceeds to the Partnership were approximately $10,639,000. Gain on the sale included in these condensed consolidated financial statements is approximately $1,914,000 for the nine months ended September 30, 2001, including accrued rental income of $78,000.

      The Partnership has three remaining properties: Powell Street Plaza, Town Center Business Park, and Summit Village Apartments. The General Partners have committed to the sale of Powell Street Plaza and Town Center Business Park. However, at the present stage of negotiations there can be no assurances that any properties will be sold in the near future, or that if sold, the sales prices will approximate the estimated net asset values of the properties.

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

      On August 29, 2001, cash distributions paid by the Partnership to Unitholders aggregated $2,290,418 which related to operations for the three months ended June 30, 2001. The General Partners' distributions aggregating $23,135 were withheld by the Partnership as required by the Partnership Agreement.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

      Non cash investing activity:
      ----------------------------

      The venture partner's share of net income for the nine months ended September 30, 2001 totals approximately $369,000, of which approximately $194,000 is included in accounts payable and accrued expenses at September 30, 2001.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


7.    SUBSEQUENT EVENTS

      Capital Contributions / Distributions
      -------------------------------------

      In October 2001, the Partnership declared additional distributions of $2,313,554 pertaining to operations for the period from July 1, 2001 to September 30, 2001, of which $2,290,418, representing the limited partners' share, will be distributed in November 2001. The General Partners' distributions aggregating $23,136, will be withheld by the Partnership.

      In November 2001, the Partnership expects to declare a special distribution of approximately $10,668,000 from the sale proceeds of Westgate Distribution Center, which will also be distributed in November 2001.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 2000, the Registrant had working capital reserves ("Reserves") of approximately $7.7 million. During the nine months ended September 30, 2001, the Registrant expended approximately $1.8 million for capital improvements. After cash distributions from the sale proceeds and excess cash reserves (see Notes 5 and 7 to the Condensed Consolidated Financial Statements), the Registrant had current Reserves of approximately $4.2 million as of September 30, 2001. The Registrant had approximately $152,000 of outstanding commitments for capital improvements and approximately $4.1 million of projected capital improvements (collectively, the "Capital Costs") related to existing Investments in Properties as of September 30, 2001. For the three months ended December 31, 2001, the Registrant will fund, if needed, approximately $1.2 million from Reserves for these Capital Costs. These Capital Costs consist primarily of estimated building improvements, which may or may not materialize. The Registrant expects to fund Capital Costs throughout 2001 from existing Reserves and the retention of a portion of cash generated from operations. To ensure that the Registrant has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

If sufficient capital is not available at the time of a funding of a Capital Cost, the General Partners will review such Capital Costs and take such steps as they consider appropriate, including decreasing future cash distributions from operations or negotiating a delay or other restructuring of the capital funding requirements related to an Investment in Properties.

Future distributions from operations may be reduced from the current amount of $.18 per unit as a result of recent and potential future sales of properties. The General Partners will review the level and timing of future distributions on a quarterly basis. The Partnership has three remaining properties: Powell Street Plaza, Town Center Business Park, and Summit Village Apartments. The General Partners have committed to the sale of Powell Street Plaza and Town Center Business Park. However, at the present stage of negotiations there can be no assurances that any properties will be sold in the near future, or that if sold, the sales prices will approximate the estimated net asset values of the properties.

Results of Operations
---------------------

Net income for the nine months ended September 30, 2001 decreased approximately $10,483,000 in comparison to the corresponding period in 2000, resulting primarily from the change in gain on sales of properties. Rental revenue decreased approximately $4,329,000 primarily as a result of the sales of properties. Interest income decreased approximately $371,000 as a result of changes in cash balances due to the sales of properties. Property operating expenses decreased approximately $1,334,000 primarily the result of property sales. Depreciation and amortization decreased approximately $1,615,000 primarily the result of property sales and reclassification of properties as held for sale. Investment portfolio fees decreased approximately $620,000, the result of property sales and the subsequent distributions of sales proceeds and lower investment portfolio fee rates.

The Registrant paid cash distributions of $1.78 and $3.02 per Unit to Unitholders for the nine months ended September 30, 2001 and 2000, respectively.

The Net Asset Value of each of the Registrant's Units, based upon quarterly independent appraisals, decreased to $11.49 at September 30, 2001 from $14.28 at September 30, 2000. The decrease in Net Asset Value per Unit is primarily attributable to the distributions of sales proceeds and a decrease in value of Powell Street Plaza, partially offset by a significant increase in the appraised value of Summit Village Apartments. The decrease in appraised value of Powell Street Plaza is a result of an increase in the discount and exit capitalization rates and adecrease in forecasted percentage rents. The increase in appraised value of Summit Village is a result of an increase in projected market rents.

Net income for the three months ended September 30, 2001 increased approximately $562,000 in comparison to the corresponding period in 2000, resulting primarily from the change in gain on sale of properties. Rental revenue decreased approximately $1,166,000 primarily as a result of the sale of properties, partially offset by increases in rents at Powell Street Plaza and Summit Village Apartments. Interest income decreased approximately $170,000 as a result of changes in cash balances due to the sales of properties. Property operating expenses decreased approximately $197,000 primarily the result of property sales. Depreciation and amortization decreased approximately $716,000 primarily the result of property sales and reclassification of properties as held for sale. Investment portfolio fees decreased approximately $246,000, the result of property sales and the subsequent distributions of sales proceeds and lower investment portfolio fee rates.

Forward-Looking Information
---------------------------

The information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the General Partners believe that their plans, intentions and expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such plans, intentions or expectations will be achieved. The forward-looking information disclosed herein is based upon the assumptions and estimates that, while considered reasonable by the General Partners as of the date hereof, are inherently subject to business, real estate, economic, competitive, and regulatory uncertainties and contingencies which are beyond the control of the General Partners.


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



                           AETNA REAL ESTATE ASSOCIATES, L.P.

                           BY:  AREA GP Corporation
                                General Partner



Date: November 14, 2001    BY:  /s/ Mark J. Marcucci
                                -----------------------------
                                Mark J. Marcucci
                                President & Director