Form 10-K
period 2001-12-31
AETNA REAL ESTATE ASSOCIATES L P
filed 2002-03-29
CIK 785860

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

For the fiscal year ended December 31, 2001
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                         Commission file number 0-14986

                       AETNA REAL ESTATE ASSOCIATES, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                          11-2827907
--------------------------------------------------------------------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)

242 Trumbull Street, Hartford, Connecticut  06103
--------------------------------------------------
(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code (860) 616-9000
                                                   -----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $136,266,673 (1)



----------------

(1) This statement relates to Units which represent limited partnership interests in the Registrant. The amount above is calculated based on the Net Asset Value of Units of $10.71 at December 31, 2001.

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

As of December 31, 2001, the Registrant held two Investments in Properties at a total cost of approximately $86.4 million. (See Item 2 in this report for a further description of the Investments in Properties.) Such Investments in Properties have been funded from the proceeds of the sale of Units and from cash retained by the Registrant from operations and from sales of Investments in Properties.

The General Partners have commenced a plan to market and sell the remaining properties owned by the Registrant. The Registrant sold the following properties during 2001: (1) Marina Bay Industrial Park; (2) Westgate Distribution Center; and (3) Powell Street Plaza for an aggregate gain on depreciated cost of approximately $19,743,000. In 2002, the Registrant has sold Town Center Business Park (See Note 14 to the Consolidated Financial Statements). In addition, the General Partners have begun the process of selecting brokers and marketing Summit Village during the first quarter of 2002. There can be no assurances that this property will be sold in the near future, or that if sold, the sales price will approximate the estimated net asset value of the property. Upon completion of the sales process for Summit Village and resolution of Partnership affairs, the General Partners intend to liquidate the Partnership as rapidly as is possible. Any change in the length of a property's ownership period from that currently anticipated could affect the real estate and leasing strategy to be followed at such property, which could alter the level of capital expenditures to be invested in the properties. These changes could affect the level of cash flow received by the Registrant, which might affect the level of quarterly cash distributions to limited partners.

During 2001, the Registrant made distributions aggregating $2.79 per unit of which $.72 per unit was generated from cash from operations. (See Item 5 below for additional information regarding recent quarterly distributions.) The level and timing of future distributions will be reviewed on a quarterly basis by the General Partners.

Net Asset Value per Unit decreased to $10.71 at December 31, 2001 from $12.65 at December 31, 2000. The decrease in Net Asset Value per Unit is primarily attributable to the distribution of sales proceeds and a reduction of working capital reserves, partially offset by an increase in the appraised value of Summit Village. The increase in appraised value of Summit Village is primarily a result of an increase in market rents.

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

Item 2.  Properties.
         ----------

As of December 31, 2001, the Registrant held two Investments in Properties.

                                            (in thousands)
                                              Historical
Property                                       Cost (1)
--------                                       --------
Summit Village                                 $ 39,736
Town Center Business Park                        46,660
                                               --------
Total                                          $ 86,396
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

Each appraisal is based on numerous assumptions, limiting conditions and valuation techniques utilized by the independent appraisers retained by the Registrant. Two of the many assumptions utilized by the appraisers are the terminal capitalization rate and the discount rate. The terminal capitalization rate is used to estimate the reversionary proceeds to be received from the assumed sale of an investment at the end of a typical holding period. The discount rate is used to determine the net present value of the estimated annual cash flows of an investment, including the reversionary proceeds, over the holding period. Terminal capitalization rates utilized in the appraisals of the Investments in Properties at December 31, 2001 were 8.5% and 9.75%. Discount rates utilized in the appraisals of the Investments in Properties at December 31, 2001 were 10.5% and 11.25%.

CURRENT PROPERTIES

A brief description of the two Investments in Properties is set forth below. Neither the Registrant, if it owns a Property directly, nor the joint venture or partnership in which the Registrant has invested, has incurred any debt to acquire or maintain any of the Properties.

Summit Village
--------------

The Registrant owns Summit Village, a 366-unit apartment complex built in two phases on a 6.2-acre site in the Rosslyn area of Arlington County, Virginia. Historical leasing and occupancy information with respect to Summit Village for the five most recent years is as follows:

                            Leased            Occupied
                            ------            --------
         12/31/1997           99%                99%
         12/31/1998           99%                99%
         12/31/1999          100%                99%
         12/31/2000           99%                99%
         12/31/2001           97%                97%

The current leases generally have terms of seven or twelve months at monthly rental rates ranging from $1,360 to $1,950 per unit.

Summit Village's competitive submarket consists of seven luxury apartment communities totaling 3,120 apartments. These properties are all high-rise style buildings, thus allowing them to offer additional amenities that Summit Village does not offer. However, the Registrant believes that Summit Village's mid-rise style combines the attributes of both high-rise and garden style living, giving the property a competitive advantage. Summit Village's high-rise competitors range in age from two years old to fourteen years old. The newest addition, Ballston Place Apartments (383 units), was delivered in late 2000/early 2001 and has completed its lease up, with minimal impact on Summit Village's occupancy and rents.

Two new competitive high-rise apartment buildings are currently under construction: Market Common at Clarendon has started construction with delivery scheduled for May 2002. It is situated at Clarendon Boulevard and Fillmore Street and will consist of 300 Class A loft-style apartment units, in addition to office and retail space. Phase III of Meridian at Courthouse Commons consisting of 275 units is being developed by Paradigm, with lease-up expected to begin in the second quarter 2002. Another smaller community, Quincy Crossing Apartments, now named The Atherton, located at Wilson Boulevard and N. Quincy Street has completed construction on its 123 units, as well as office space. Although apartment occupancies and rents softened in this market and throughout the country in the fourth quarter 2001, we expect the Northern Virginia market to recover in the near-term.

Town Center Business Park
-------------------------

As of December 31, 2001, the Registrant owned a controlling interest in a general partnership which owned and operated Town Center Business Park, totaling approximately 457,500 square feet of net rentable area on approximately 28 acres in Santa Fe Springs, California. On March 21, 2002 Town Center Business Park was sold to an unaffiliated party (See Note 14 to the Consolidated Financial Statements).

During 2002, thirteen leases covering 15% of the space in Town Center Business Park are scheduled to expire. Six tenants occupying 41,685 square feet are vacating at the end of their lease term, and lease negotiations are underway with potential tenants. Renewal negotiations began with four tenants totaling 19,953 square feet. The remaining three leases, comprising 2.5% of the space, are expiring in the latter part of 2002.

Town Center Business Park has no single tenant which occupies 10% or more of the rentable square footage. During 2003 and 2004, ten and nineteen leases, respectively, are scheduled to expire, each covering 19% and 30% of the space in Town Center Business Park.

Historical leasing and occupancy information with respect to Town Center Business Park for the five most recent years is as follows:

                            Leased            Occupied
                            ------            --------
         12/31/1997           93%                92%
         12/31/1998           93%                89%
         12/31/1999           97%                93%
         12/31/2000           85%                85%
         12/31/2001           87%                86%


Average annualized rental rates for December 2001 were $12.84 per square foot as compared to $12.94 and $11.55 per square foot for December 2000 and 1999, respectively.

PROPERTIES SOLD DURING 2001

Marina Bay Industrial Park
--------------------------

On March 5, 2001, the Registrant sold Marina Bay Industrial Park, a 165,780 square foot industrial park located in Richmond, California to an unaffiliated party for a gross sales price of $14,025,000. Gain included in the December 31, 2001 consolidated financial statements was approximately $5,855,000.

Westgate Distribution Center
----------------------------

On August 30, 2001, the Registrant sold Westgate Distribution Center, which consisted of two warehouse/distribution buildings located in Corona, California to an unaffiliated party for a gross sales price of $11,100,000. Gain included in the December 31, 2001 consolidated financial statements was approximately $1,914,000.

Powell Street Plaza
-------------------

On November 19, 2001, the Registrant sold Powell Street Plaza, a shopping center located in Emeryville, California to an unaffiliated party for a gross sales price of $37,490,000. Gain included in the December 31, 2001 consolidated financial statements was approximately $11,974,000.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

During the fourth quarter of the year ended December 31, 2001, no matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

As of March 1, 2002, the number of Unitholders was approximately 17,000.

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

Quarterly cash distributions per Unit for the three years ended December 31 have been paid to Unitholders as follows:

      Quarter Ended:         2001          2000          1999
                             ----          ----          ----
      March 31              $ .18         $ .18         $ .18
      June 30                1.42 (6)      2.28 (3)       .88 (1)
      September 30            .18           .56 (4)       .18
      December 31            1.01 (7)      1.96 (5)      2.93 (2)
                            -----         -----         -----
        Totals              $2.79         $4.98         $4.17

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

(6) On March 9, 2001, cash distributions paid by the Partnership aggregated $2,313,554 which related to operations for the three months ended December 31, 2000.

(7) In June 2001 a distribution from operations of $.18 per Unit was paid. On April 30, 2001 a distribution of $1.04 was paid representing proceeds from the sale of Marina Bay Industrial Park, and on June 8, 2001 a special distribution from cash reserves of $.20 per Unit was paid.

(8) On August 29, 2001, cash distributions paid by the Partnership to Unitholders aggregated $2,290,418 which related to operations for the three months ended June 30, 2001. The General Partners' distributions aggregating $23,135 were withheld by the Partnership as required by the Partnership Agreement.

(9) In December 2001 a distribution from operations of $.18 per Unit was paid and on November 27, 2001 a distribution of $.83 was paid representing proceeds from the sale of Westgate Distribution Center.

Item 6.  Selected Financial Data.
         -----------------------

The following selected financial data of the Registrant have been selected by the General Partners and derived from the consolidated financial statements for the indicated periods, which have been audited by PricewaterhouseCoopers LLP, independent certified public accountants, whose report for the years ended December 31, 2001, 2000 and 1999 is included elsewhere herein. The information set forth below should be read in conjunction with the Registrant's consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

(Dollars in thousands, except per Unit data)
-------------------------------------------

                                         Years Ended or as of December 31,
                                   2001       2000       1999       1998       1997
                                   ----       ----       ----       ----       ----
Revenue ..................     $ 17,374   $ 23,555   $ 31,437   $ 30,689   $ 29,597
Operating Income before
 Impairment of Investment
   in Real Estate ........        7,275      8,464      7,764      7,894      6,793
Impairment of Investment
   in Real Estate (a) ....          695          -          -      9,007          -
Operating Income (Loss) ..        6,580      8,464      7,764     (1,113)     6,793
Gain (Loss) on Sales of
   Properties ............       19,743     20,480      4,563          -          -
Rental Income ............       16,378     22,048     30,230     29,716     28,604
Interest Income ..........          665      1,206        753        538        404
Cash and Cash
   Equivalents ...........       44,237     11,711     10,419     12,597     10,883
Total Assets (Historical
   Cost Basis) ...........      105,579    114,985    151,089    193,184    203,416
Total Assets (Current
   Value Basis) ..........      140,640    164,964    211,530    236,917    218,719

Earnings (Loss) per
   Weighted Average Unit .         2.01       2.24        .96       (.09)       .53
Cash Distributions per
   Unit ..................         2.79       4.98       4.17        .72        .72
Net Asset Value per
   Unit ..................        10.71      12.65      16.21      18.12      16.71

(a) See Note 3 to the Consolidated Financial Statements with respect to accounting policy for permanent impairment of properties.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

Critical Accounting Policies
----------------------------

The following disclosure pertains to policies the General Partners believe are most critical to the portrayal of the Registrant's financial condition and results of operations and require difficult, subjective or complex judgements. The notes to the consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of the Registrant's consolidated financial statements. This discussion is not applicable to the current value financial statements presented by the Registrant to provide supplementary information, which is not provided by the historical cost basis financial statements, about the Registrant's financial position and changes in partners' capital.

Investments in Real Estate - Properties held for investment are carried at depreciated cost, net of impairment write-downs. Properties are considered held for sale at the time the General Partners accept a purchase offer or otherwise commit to the sale of a property. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", properties to be disposed of are carried at the lower of depreciated cost or fair value less estimated selling costs. The General Partners regularly evaluate the carrying value of its properties. Permanent impairments are recorded, if appropriate, to adjust the carrying value of a property to its estimated fair value. The General Partners use independent appraisals to determine fair value.

Accounts Receivable - The General Partners are required to make judgements about collectability of receivables. Collectability factors take into consideration amounts outstanding, payment history and financial strength of the tenant. Provisions for accounts receivable and bad debts are recorded, if appropriate. Historically, amounts recorded for these provisions and allowances have not been significant to the Registrant's consolidated financial position or results of operations.

The preparation of financial statements includes the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. The Registrant bases its estimates on historical experience and other assumptions which it believes are reasonable. If actual amounts are ultimately different from previous estimates, the revisions are included in the Registrant's results of operations for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between the Registrant's estimates and actual amounts in any year, have not had a significant impact on its consolidated financial statements.

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, the Registrant had working capital reserves ("Reserves") of $4.4 million, after cash distributions of sale proceeds and excess cash reserves (see Notes 8 and 14 to the Consolidated Financial Statements). During the year ended December 31, 2001, the Partnership expended approximately $2.7 million for capital improvements. At December 31, 2001, the Registrant had approximately $1.1 million of outstanding commitments for capital improvements and approximately $1.0 million of projected capital improvements (collectively "Capital Costs") related to existing Investments in Properties. These Capital Costs consist primarily of estimated building improvements, which may or may not materialize. The Registrant expects to fund Capital Costs throughout 2002 from existing Reserves and the retention of a portion of cash generated from operations. The General Partners will continue to review the Reserves quarterly to determine whether cash distributions should be adjusted.

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

Results of Operations
---------------------

2001 versus 2000
----------------

Net income for the year ended December 31, 2001 decreased approximately $2,881,000 from 2000, primarily as a result of the sales of properties. A decrease in rental revenue of approximately $5,670,000 from 2000, mostly from the sales of properties, was partially offset by an increase in rental revenue at Summit Village, attributed to increased rents. Interest income decreased approximately $541,000 as a result of decreases in cash balances due to the distribution of sales proceeds. Net income also decreased as a result of a decrease in gain on sales of properties of approximately $737,000. In addition, an impairment loss of approximately $695,000 is reflected in the 2001 Consolidated Statement of Income.

Property operating expenses for the year ended December 31, 2001 decreased approximately $1,582,000 in comparison to 2000, due primarily to the sales of properties, partially offset by increases at the two remaining properties. The investment portfolio fee decreased approximately $812,000, the result of the distribution of sales proceeds and lower investment portfolio fee rates, as discussed in Note 15 to the Consolidated Financial Statements.

Net Asset Value per Unit decreased to $10.71 at December 31, 2001 from $12.65 at December 31, 2000. The decrease in Net Asset Value per Unit is attributable to the distribution of sales proceeds, partially offset by an increase in the appraised value of Summit Village. The increase in appraised value of Summit Village is primarily a result of an increase in market rents.

The Registrant made cash distributions, of $2.79 and $4.98 per Unit to Unitholders for the years ended December 31, 2001 and 2000, respectively. Distributions of $.72 per Unit were paid from cash generated from operations for each year. During 2001, special distributions of $1.87 per Unit were paid from sales proceeds, and $.20 per Unit was paid from cash reserves. During 2000, special distributions of $4.26 per Unit were paid from sales proceeds.

2000 versus 1999
----------------

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

The Registrant made cash distributions of $4.98 and $4.17 per Unit to Unitholders for the years ended December 31, 2000 and 1999, respectively. Distributions of $.72 per Unit were paid from cash generated from operations for each year. During 2000, special distributions of $4.26 per Unit were paid from sales proceeds. During 1999, special distributions of $3.14 per Unit were paid from sales proceeds, and $.31 per Unit was paid from cash reserves.


New Accounting Standards
------------------------

The General Partners have reviewed recently issued accounting standards in order to determine their effects, if any, on the results of operations or financial position of the Registrant.

The Registrant adopted the accounting guidance provided by Staff Accounting Bulletin No. 101, "Revenue Recognition", beginning January 1, 2000. The cumulative effect of adopting this guidance was not material as it changed the timing of when the Registrant recognizes percentage and overage rents on a quarterly basis, but did not have an impact on the Registrant's annual consolidated financial statements.

The Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported on continuing operations or in discontinued operations. This Standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Registrant does not expect the adoption of SFAS No. 144 on January 1, 2002 to have a material effect on its consolidated financial position or results of operations.

Forward-Looking Information
---------------------------

The information contained in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Although the General Partners believe that their plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved or that the Registrant's actual results will be consistent with its expected results. The forward-looking information disclosed herein is based upon the assumptions and estimates that, while considered reasonable by the General Partners as of the date hereof, are inherently subject to business, economic, competitive, and regulatory uncertainties and contingencies which are beyond the control of the General Partners.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

As of December 31, 2001, there was one group known by the Registrant to be the beneficial owner of more than five percent of the Units of the Registrant.

                                                                   Number          Percent
                                                    Number         of Units        of Units
                                                    Of Units       Beneficially    Beneficially
Name and Address                                    Owned          Owned           Owned
----------------                                    -----          -----           -----
Oak Investors, LLC                                  835,053        842,988         6.62%
1650 Hotel Circle North, Suite 200, San Diego, CA

Don & Barbara Augustine Family Trust                  5,485        842,988         6.62
1650 Hotel Circle North, Suite 200, San Diego, CA

Dimension Investments, Ltd.                           2,450        842,988         6.62
1650 Hotel Circle North, Suite 200, San Diego, CA   -------

                  Total                             842,988
                                                    =======

The Registrant has no directors or officers, and as of March 1, 2002, neither of the General Partners of the Registrant owns any Units, though together they own a 1% general partnership interest in the Registrant. As of March 1, 2002, no directors or officers of AREA GP beneficially owned any Units. As of March 1, 2002, no directors of Aetna/AREA owned any Units, and as of such date, officers of Aetna/AREA as a group beneficially owned approximately 232 Units, which constituted less than 1% of the outstanding Units.

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

Item 13.  Certain Relationships and Related Transactions.
          -----------------------------------------------

The General Partners and their affiliates have received or will receive certain types of compensation, fees, or other distributions in connection with the operations of the Registrant. The arrangements for payment of compensation and fees were not determined in arms-length negotiations with the Registrant. The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Registrant's investments. The fee is payable quarterly from available cash flow and may not exceed 2.25% per annum of net asset value. See Note 9 to the Consolidated Financial Statements for additional information regarding the fee. For the year ended December 31, 2001, Aetna/AREA and AREA GP were each entitled to fees of $1,193,509, totaling $2,387,018.

During the year ended December 31, 2001, $95,704 was paid to Aetna Life Insurance Company, an affiliate of Aetna/AREA, primarily as reimbursement for insurance expense paid on behalf of the Registrant by Aetna Life Insurance Company to persons not affiliated with the Registrant.

Cash distributions paid to the General Partners during the year ended December 31, 2001 aggregated $358,601 which related to operations for the quarters ended December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001, and the reduction of cash reserves and the distribution of sales proceeds from properties sold during 2001.

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

        (b) There were no reports on Form 8-K filed in the fourth quarter of fiscal year 2001.

        (c) See Exhibit Index contained herein.

        (d) See List of Financial Statements and Financial Statement Schedule included on page F-1.

                                INDEX TO EXHIBITS

Exhibit                                                                     Page
-------                                                                     ----

3.1 Form of Subscription Agreement (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's Registration
      Statement on Form S-11, File No. 33-2264).........................       *

3.2   Revised Limited Partnership Agreement of the Registrant
      (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form S-11, File No.
      33-2264)..........................................................       *

3.3   Form of Certificate of Limited Partnership Interest (incorporated by reference to Post-Effective Amendment No. 14 to the
      Registrant's Registration Statement on Form S-11, File No.
      33-2264)..........................................................       *

3.4   Form of Distribution Reinvestment Plan Election Card
      (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form S-11, File No.
      33-2264)..........................................................       *

4.1   Revised Depositary Agreement of the Registrant (incorporated by reference to Post-Effective Amendment No. 14 to the Registrant's
      Registration Statement on Form S-11, File No. 33-2264)............       *

4.2   See Exhibits 3.1, 3.2, 3.3, and 3.4...............................       *

4.3 Distribution Reinvestment Plan of the Registrant (incorporated by reference to Post-Effective Amendment No. 2 to the Registrant's
      Registration Statement on Form S-11, File No. 33-2264)............       *

4.4   Revised Form of Depositary Receipt of the Registrant
      (incorporated by reference to Post-Effective Amendment No. 17 to the Registrant's Registration Statement on Form S-11, File No.
      33-2264)..........................................................       *

4.5 Form of Distribution Reinvestment Plan Administration Agreement (incorporated by reference to Post-Effective Amendment No. 8 to the Registrant's Registration Statement on Form S-11, File No.
      33-2264)..........................................................       *

10.1  Revised Escrow Agreement (incorporated by reference to
      Post-Effective Amendment No. 15 to the Registrant's Registration Statement on Form S-11, File No. 33-2264) *

10.2  See Exhibits 4.1 and 4.5..........................................       *

* Incorporated by reference

10.3  Custody Agreement (incorporated by reference to Post-Effective
      Amendment No. 15 to the Registrant's Registration Statement on
      Form S-11, File No. 33-2264)......................................       *

10.4 Processing Agreement (incorporated by reference to Post-Effective Amendment No. 15 to the Registrant's Registration Statement on
      Form S-11, File No. 33-2264)......................................       *

10.5  Amendment to Revised Escrow Agreement, dated March 4, 1991
      (incorporated by reference to Form 10-K for the year ended
      December 31, 1990)................................................       *

10.6  Amendment to Custody Agreement, dated March 4, 1991 (incorporated
      by reference to Form 10-K for the year ended December 31, 1990)...       *

10.7  Amendment to Processing Agreement, dated March 4, 1991
      (incorporated by reference to Form 10-K for the year ended
      December 31, 1990)................................................       *

21 Subsidiaries of the Registrant (incorporated by reference to Post-Effective Amendment No. 11 to the Registrant's Registration
      Statement on Form S-11, File No. 33-2264).........................       *


* Incorporated by reference

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March 2002.


                                        Aetna Real Estate Associates, L.P.

                                        By:  Aetna/AREA Corporation,
                                               General Partner

                                               By: /s/ Daniel R. Leary
                                                   -------------------
                                                   Daniel R. Leary
                                                   President



                                        By:  AREA GP Corporation,
                                               General Partner

                                               By: /s/ Mark J. Marcucci
                                                   --------------------
                                                   Mark J. Marcucci
                                                   President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002, by the following persons on behalf of the Registrant and in the capacities indicated.


     Signature                                      Title
     ---------                                      -----

/s/ Daniel R. Leary                President (Principal Executive Officer)
--------------------               and Director of Aetna/AREA Corporation
Daniel R. Leary

/s/ Carol M. Kuta                  Treasurer (Principal Financial and Accounting
------------------                 Officer) and Comptroller of Aetna/AREA
Carol M. Kuta                      Corporation

/s/ James W. O'Keefe               Chairman and Vice President of
---------------------              Aetna/AREA Corporation
James W. O'Keefe

/s/ Dean A. Lindquist              Assistant Treasurer and Assistant Comptroller
----------------------             of Aetna/AREA Corporation
Dean A. Lindquist

/s/ Mark J. Marcucci               Director and President of
---------------------              AREA GP Corporation
Mark J. Marcucci

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                       ----------------------------------
                        (a Delaware limited partnership)

List of Financial Statements and Financial Statement Schedule
-------------------------------------------------------------
                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2

Report of Realty Services International, Inc.                          F-3 - F-4

Consolidated Balance Sheets (Historical Cost and Current Value)
      December 31, 2001 and 2000                                             F-5

Consolidated Statements of Income (Historical Cost)
      for the years ended December 31, 2001, 2000 and 1999                   F-6

Consolidated Statements of Partners' Capital (Deficiency) (Historical Cost)
      for the years ended December 31, 2001, 2000 and 1999                   F-7

Consolidated Statements of Partners' Capital (Deficiency) (Current Value)
      for the years ended December 31, 2001, 2000 and 1999                   F-8

Consolidated Statements of Cash Flows (Historical Cost)
      for the years ended December 31, 2001, 2000 and 1999                   F-9

Consolidated Current Value Basis Statements of Changes in
      Excess of Current Value over Historical Cost
      for the years ended December 31, 2001, 2000 and 1999                  F-10

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

PRICEWATERHOUSECOOPERS LLP

                        Report of Independent Accountants


To the Unitholders of
Aetna Real Estate Associates, L.P.

We have audited the accompanying consolidated historical cost balance sheets of Aetna Real Estate Associates, L.P. (the "Partnership") as of December 31, 2001 and 2000, and the related consolidated historical cost statements of income, partners' capital (deficiency) and of cash flows for each of the three years in the period ended December 31, 2001. We have also audited the supplemental consolidated current value basis balance sheets of Aetna Real Estate Associates, L.P. as of December 31, 2001 and 2000, and the supplemental consolidated current value basis statements of partners' capital (deficiency) and changes in the excess of current value over historical cost for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated historical cost financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aetna Real Estate Associates, L.P. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

PRICEWATERHOUSECOOPERS LLP

February 11, 2002 except Note 14
for which the date is March 28, 2002
rsi
a subsidiary of MortgageRamp

February 11, 2002


PricewaterhouseCoopers LLP
And the Unitholders of Aetna
Real Estate Associates, L.P.

Re: Summit Village, Rosslyn, VA
    Town Center Business Park, Santa Fe Springs, CA

Dear Sirs:

REALTY SERVICES International, Inc. ("RSI") has estimated the market value of certain real property ("the Properties") owned by Aetna Real Estate Associates, L.P. ("the Partnership") as of December 31, 2001. The Properties consist of the two properties identified above.

Full annual valuation reports and quarterly update reports were performed for each of the Properties during 2001. In accordance with an ongoing schedule, the dates for the full annual valuation varied from property to property during the course of the year. The quarterly valuations, which were more limited in scope, were based on, and subject to, data contained in the most recent full valuation. Each property was inspected at least once during the course of the assignment. The reports were prepared in accordance with the Code of Professional Ethics and Standards of Professional Practice of the Appraisal Institute.

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

In the opinion of RSI, the aggregate market value of the Properties, as of December 31, 2001 was:

                NINETY-SEVEN MILLION ONE HUNDRED THOUSAND DOLLARS
                                  ($97,100,000)

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

PricewaterhouseCoopers LLP
And the Unitholders of Aetna
Real Estate Associates, L.P.
February 11, 2002
Page Two


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

Sincerely,

REALTY SERVICES International, Inc.

/s/ John I. Wrzesinski,

John I. Wrzesinski, MAI, CRE
Senior Director

JIW:kat

                 AETNA REAL ESTATE ASSOCIATES, L.P.
                    Consolidated Balance Sheets
                (Historical Cost and Current Value)
                  As of December 31, 2001 and 2000
                           (in thousands)

                                                          2001                      2000
                                                -----------------------   -----------------------
                                                  Current                   Current
                                                   Value      Historical     Value      Historical
                                                  (Note 2)       Cost       (Note 2)       Cost
                                                  --------     --------     --------     --------
Assets
------
Investments in real estate:
    Properties held for investment                $ 62,817     $ 39,736     $140,063     $127,640
    Less accumulated depreciation
         and amortization                                -      (12,354)           -      (33,802)
                                                  --------     --------     --------     --------
                                                    62,817       27,382      140,063       93,838
    Properties held for sale (net of accumulated
         depreciation of $13,272 and $3,849 and
         net of impairment of $695 in 2001)         33,388       33,388       12,824        7,697
                                                  --------     --------     --------     --------
       Total investments in real estate             96,205       60,770      152,887      101,535

Cash and cash equivalents                           44,237       44,237       11,711       11,711
Rent and other receivables                             185          559          353        1,726
Other                                                   13           13           13           13
                                                  --------     --------     --------     --------

       Total assets                               $140,640     $105,579     $164,964     $114,985
                                                  ========     ========     ========     ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
    Investment portfolio fee payable
       to related parties                         $  1,059     $  1,059     $    702     $    702
    Accounts payable and accrued expenses              567          567          541          541
    Unearned income                                    203          203          128          128
    State income tax payable                             -            -          200          200
    Security deposits                                  349          349          496          496
                                                  --------     --------     --------     --------
       Total liabilities                             2,178        2,178        2,067        2,067
                                                  --------     --------     --------     --------

Partners' capital (deficiency):
    General Partners                                   (94)        (445)        (326)        (826)
    Limited Partners                               138,556      103,846      163,223      113,744
                                                  --------     --------     --------     --------
       Total partners' capital                     138,462      103,401      162,897      112,918
                                                  --------     --------     --------     --------

       Total liabilities and partners' capital    $140,640     $105,579     $164,964     $114,985
                                                  ========     ========     ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
               Consolidated Statements of Income (Historical Cost)
              For the Years Ended December 31, 2001, 2000 and 1999
                (in thousands, except units and per unit amounts)

                                                    2001         2000         1999
                                                  --------     --------     --------
Revenue:
   Rental                                         $ 16,378     $ 22,048     $ 30,230
   Interest                                            665        1,206          753
   Other income                                        331          301          454
                                                  --------     --------     --------
                                                    17,374       23,555       31,437
                                                  --------     --------     --------
Expenses:
   Property operating                                5,245        6,827        9,858
   Depreciation and amortization                     1,823        4,138        6,092
   Investment portfolio fee - related parties        2,387        3,199        4,327
   General and administrative                          656          792          725
   Bad debt                                            (12)         135          263
                                                  --------     --------     --------
                                                    10,099       15,091       21,265
                                                  --------     --------     --------
Legal expenses - litigation                              -            -       (2,408)

Gain on sales of properties                         19,743       20,480        4,563

Venture partner's interest in income of
   consolidated venture                               (383)           -            -

Impairment of investment in real estate               (695)           -            -
                                                  --------     --------     --------

Income before tax expense                           25,940       28,944       12,327

State income tax expense                                77          200            -
                                                  --------     --------     --------

   Net income                                     $ 25,863     $ 28,744     $ 12,327
                                                  ========     ========     ========

Net income allocated:
   To the General Partners                        $    259     $    287     $    123
   To the Limited Partners                          25,604       28,457       12,204
                                                  --------     --------     --------
                                                  $ 25,863     $ 28,744     $ 12,327
                                                  ========     ========     ========

Weighted average number of limited
   partnership units outstanding                12,724,547   12,724,547   12,724,547
                                                ==========   ==========   ==========

Earnings per limited partnership unit             $   2.01     $   2.24     $    .96
                                                  ========     ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
   Consolidated Statements of Partners' Capital (Deficiency) (Historical Cost)
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                  General      Limited
                                                  Partners     Partners       Total
                                                  --------     --------       -----
Balance at January 1, 1999                         $(171)      $189,513     $189,342

    Net income                                       123         12,204       12,327

    Cash distributions                              (536)       (53,061)     (53,597)
                                                   ------      --------     --------

Balance at December 31, 1999                        (584)       148,656      148,072

    Net income                                       287         28,457       28,744

    Cash contributions                               111              -          111

    Cash distributions                              (640)       (63,369)     (64,009)
                                                   ------      --------     --------

Balance at December 31, 2000                        (826)       113,744      112,918

    Net income                                       259         25,604       25,863

    Cash contributions                               480              -          480

    Cash distributions                              (358)       (35,502)     (35,860)
                                                   ------      --------     --------

Balance at December 31, 2001                       $(445)      $103,846     $103,401
                                                   ======      ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
    Consolidated Statements of Partners' Capital (Deficiency) (Current Value)
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                  General      Limited
                                                  Partners     Partners       Total
                                                  --------     --------       -----
Balance at January 1, 1999                         $ 266       $232,809     $233,075

    Net income                                       123         12,204       12,327

    Increase in excess of current value over
        historical cost                              167         16,541       16,708

    Cash distributions                              (536)       (53,061)     (53,597)
                                                   ------      --------     --------

Balance at December 31, 1999                          20        208,493      208,513

    Net income                                       287         28,457       28,744

    Decrease in excess of current value over
        historical cost                             (104)       (10,358)     (10,462)

    Cash contributions                               111              -          111

    Cash distributions                              (640)       (63,369)     (64,009)
                                                   ------      --------     --------

Balance at December 31, 2000                        (326)       163,223      162,897

    Net income                                       259         25,604       25,863

    Decrease in excess of current value over
        historical cost                             (149)       (14,769)     (14,918)

    Cash contributions                               480              -          480

    Cash distributions                              (358)       (35,502)     (35,860)
                                                   ------      --------     --------

Balance at December 31, 2001                        $(94)      $138,556     $138,462
                                                   ======      ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Consolidated Statements of Cash Flows (Historical Cost)
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                                    2001         2000         1999
                                                  --------     --------     --------
Cash flows from operating activities:
  Net income                                      $ 25,863     $ 28,744     $ 12,327
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                  1,823        4,138        6,092
      Gain on sales of properties                  (19,743)     (20,480)      (4,563)
      Venture partner's interest in income of
        consolidated venture                           383            -            -
      Bad debt expense                                 (12)         135          263
      Impairment of investment in real estate          695            -            -
      Accrued rental income                             48          100          518
      Increase (decrease) in cash arising from
        changes in operating assets and
        liabilities:
          Rent and other receivables                   180          509         (296)
          Investment portfolio fee payable to
            related parties                            357         (265)        (265)
          Accounts payable and accrued expenses       (182)         (94)         110
          Accrued property taxes                         -         (537)        (233)
          Unearned income                               75          (67)         (57)
          State income tax payable                    (200)         200            -
          Security deposits                           (147)        (187)        (380)
                                                  --------     --------     --------
            Net cash provided by operating
              activities                             9,140       12,196       13,516
                                                  --------     --------     --------

Cash flows from investing activities:
  Proceeds from sales of properties, net of
    closing costs                                   61,600       55,880       41,191
  Investments in real estate                        (2,659)      (2,886)      (3,288)
  Distribution to venture partner                     (175)           -            -
                                                  --------     --------     --------
            Net cash provided by investing
              activities                            58,766       52,994       37,903
                                                  --------     --------     --------

Cash flows from financing activities:
  Cash distributions                               (35,860)     (64,009)     (53,597)
  Partners' capital contributions                      480          111            -
                                                  --------     --------     --------
            Net cash used in financing
              activities                           (35,380)     (63,898)     (53,597)
                                                  --------     --------     --------

Net increase (decrease) in cash and
  cash equivalents                                  32,526        1,292       (2,178)

Cash and cash equivalents at beginning of year      11,711       10,419       12,597
                                                  --------     --------     --------

Cash and cash equivalents at end of year          $ 44,237     $ 11,711     $ 10,419
                                                  ========     ========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
            Consolidated Current Value Basis Statements of Changes in
                  Excess of Current Value Over Historical Cost
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

Excess of current value over historical cost at January 1, 1999             $ 43,733
                                                                            --------

    Current value increase in properties                                      16,219
    Decrease in excess of current value over historical
       cost resulting from sales of properties                                   (29)
    Decrease in accrued rent                                                     518
                                                                            --------
                                                                              16,708
                                                                            --------

Excess of current value over historical cost at December 31, 1999             60,441
                                                                            --------

    Current value increase in properties                                      10,357
    Decrease in excess of current value over historical
       cost resulting from sales of properties                               (21,620)
    Decrease in accrued rent                                                     801
                                                                            --------
                                                                             (10,462)
                                                                            --------

Excess of current value over historical cost at December 31, 2000             49,979
                                                                            --------

    Current value increase in properties                                         137
    Write-down of property for impairment                                        695
    Decrease in excess of current value over historical
       cost resulting from sales of properties                               (16,749)
    Decrease in accrued rent                                                    999
                                                                            --------
                                                                             (14,918)
                                                                            --------

Excess of current value over historical cost at December 31, 2001           $ 35,061
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

        o The aggregate difference between the current value basis and historical cost basis of the Partnership's assets and liabilities is reflected in the partners' capital accounts in the current value basis balance sheets. The components of this difference at December 31, 2001 and 2000 are as follows:

                                                             2001         2000
                                                             ----         ----
                                                               (in thousands)
          Properties                                        $35,435     $51,352
          Accrued rent                                         (374)     (1,373)
                                                            -------     -------
          Excess of current value over historical cost      $35,061     $49,979
                                                            =======     =======

3.   SIGNIFICANT ACCOUNTING POLICIES

     Financial Statements
     --------------------

     The Partnership has a controlling interest in each of its joint venture investments and, therefore, has consolidated the accounts of such joint ventures in the financial statements. The consolidated financial statements for 2001, 2000 and 1999 include the accounts of the Partnership and its joint ventures Lincoln Marina Bay and Town Center Associates. As discussed in Note 4, Lincoln Marina Bay was sold in March 2001 and the related partnership is expected to liquidate in 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Properties
     ----------

     The Partnership regularly evaluates the carrying value of its properties. During 2001, a permanent impairment totaling approximately $695,000 was recorded to write-down the carrying value of Town Center Business Park to its estimated fair value less selling costs. This amount is reflected in the 2001 Consolidated Statement of Income. The estimated fair value represents the property's current value, as discussed in Note 2. There were no such write-downs required in 2000 or 1999.

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

     Revenue Recognition on Property Sales
     -------------------------------------

     The Partnership recognizes gains and losses on the sales of properties in accordance with FAS 66, Accounting for Sales of Real Estate.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents
     ----------------

     For purposes of the Consolidated Statements of Cash Flows, the Partnership considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents are restricted security deposits of $95,098 and $101,356 at December 31, 2001 and 2000, respectively. Also, included in cash and cash equivalents at December 31, 2001 and 2000 was $41,106,953 and $8,136,839,
     respectively, held in a mutual fund utilizing investments such as commercial paper, certificates of deposit and government obligations, which are carried at market value. The cost of cash equivalents approximates fair value at December 31, 2001 and 2000.

     At December 31, 2001 and 2000, approximately $402,000 and $669,000, respectively, of the bank balances of the Partnership's checking and money market accounts were insured by the Federal Deposit Insurance Corporation ("FDIC") while approximately $2,933,000 and $3,283,000, respectively, were uninsured. Included in the uninsured bank balances was approximately $2,543,000 and $2,345,000 held at one major financial institution at December 31, 2001 and December 31, 2000, respectively. The remainder of the uninsured balances were held in multiple banks.

     Income Taxes
     ------------

     For the years ended December 31, 2001 and 2000, the Partnership recorded state income tax expense of approximately $77,000 and $200,000, respectively, for the Michigan business tax. No other provision for federal or state income taxes has been made in the consolidated financial statements since income, losses and tax credits are generally passed through to the individual partners.

     Earnings Per Limited Partnership Unit
     -------------------------------------

     Earnings per unit is based upon net income allocated to the Limited Partners and their weighted average number of units outstanding during the year.

4.   SALES OF INVESTMENTS IN REAL ESTATE

     On March 5, 2001, Marina Bay Industrial Park was sold to an unaffiliated party. The gross sales price of $14,025,000 was $825,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $279,000 and $346,000, respectively, net cash proceeds to the Partnership were approximately $13,400,000. Gain on the sale included in these consolidated financial statements is approximately $5,855,000 for the year ended December 31, 2001, including accrued rental income of $135,000.

     On August 30, 2001, Westgate Distribution Center was sold to an unaffiliated party. The gross sales price of $11,100,000 was $900,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $255,000 and $206,000, respectively, net cash proceeds to the Partnership were approximately $10,639,000. Gain on the sale included in these consolidated financial statements is approximately $1,914,000 for the year ended December 31, 2001, including accrued rental income of $78,000.

     On November 19, 2001, Powell Street Plaza was sold to an unaffiliated party. The gross sales price of $37,490,000 was $2,540,000 greater than the property's appraised value. After closing costs and adjustments aggregating approximately $428,000 and $76,000, respectively, net cash proceeds to the Partnership were approximately $36,986,000. Gain on the sale included in these consolidated financial statements is approximately $11,974,000 for the year ended December 31, 2001, including accrued rental income of $737,000.

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

5.   RENT AND OTHER RECEIVABLES

     Rent and other receivables at December 31, 2001 and 2000 are summarized as follows:

                                                       2001                     2000
                                               ---------------------   ----------------------
                                                Current   Historical    Current    Historical
                                                 Value        Cost       Value        Cost
                                               ---------   ---------   ---------   ----------
     Rent and reimbursements receivable        $ 346,288   $ 346,288   $ 648,609   $  648,609
     Prepaids and other receivables               26,025      26,025      46,782       46,782
     Accrued rent                                      -     373,707           -    1,372,124
                                               ---------   ---------   ---------   ----------
                                                 372,313     746,020     695,391    2,067,515
     Less: allowance for doubtful accounts      (187,094)   (187,094)   (342,160)    (342,160)
                                               ---------   ---------   ---------   ----------

     Total rent and other receivables          $ 185,219   $ 558,926   $ 353,231   $1,725,355
                                               =========   =========   =========   ==========

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

7.   JOINT VENTURES

     The Partnership was a general partner in one consolidated joint venture as of December 31, 2001, and two consolidated joint ventures as of December 31, 2000 and 1999. The joint venture agreement in existence as of December 31, 2001 provides the Partnership with priority cash payments from operations of the joint venture of 9% and 13% (as defined in the joint venture agreement) per annum on all funds contributed by the Partnership to the extent sufficient cash flows are generated by the underlying property. Any cash flow in excess of these payments to the Partnership will be distributed to the Partnership and its joint venture partner in accordance with their joint venture interest. The Partnership's interest in its joint venture is 80%.

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

     Effective January 1, 1991, the Partnership suspended its initial offering of $300,000,000 of units. In March 1992, the Partnership terminated the offering and suspended sales of units pursuant to the DRIP. During 1993, the Partnership received a favorable response to a no-action request submitted to the Securities and Exchange Commission regarding its ability to continue to sell units pursuant to the DRIP without registration of such units under the Securities Act of 1933, as amended. As of December 31, 2001, the Partnership had not reopened sales of units pursuant to the DRIP. No additional units were issued since 1991. Information related to Unitholders' distributions for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                 Cash Distributions
                                --------------------
                                Paid        Per Unit
                                ----        --------

                   2001     $35,501,486       $2.79
                   2000      63,368,302        4.98
                   1999      53,061,424        4.17

     The General Partners' distributions for the year ended December 31, 2001 aggregated $358,601, of which $92,542 related to operations for the quarters ended December 31, 2000, March 31, 2001, June 30, 2001 and September 30, 2001, and $266,059 related to a reduction of cash reserves and the distribution of sales proceeds from properties sold during 2001. During the year ended December 31, 2001, $95,113 of the General Partners' distributions was withheld by the Partnership since these funds would have to be contributed to the Partnership as required by the Partnership Agreement. The General Partners also contributed $385,365 during 2001 pursuant to the Partnership
     Agreement. Cash distributions paid to the General Partners during the year ended December 31, 2000 aggregated $640,083, of which $92,542 related to operations for the quarters ended December 31, 1999, March 31, 2000, June 30, 2000 and September 30, 2000, and $547,541 related to a reduction of cash reserves and the distribution of sales proceeds from properties sold during 2000. During the year ended December 31, 2000, $110,536 of the General Partners' distributions were withheld by the Partnership since these funds would have to be contributed to the Partnership as required by the Partnership Agreement.

9.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee
     ------------------------

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999 in accordance with the Settlement Agreement discussed in Note 15. Prior to March 15, 1999, each of the rates were .25% higher. The current rates decreased another .25% per annum as of June 19, 2001 pursuant to the Settlement Agreement. For the years ended December 31, 2001, 2000 and 1999, Aetna/AREA and AREA GP were entitled to fees as follows:

                             Aetna/AREA         AREA GP
                            -----------     -----------
                   2001     $ 1,193,509     $ 1,193,509
                   2000       1,599,410       1,599,410
                   1999       2,029,436       2,297,914

     Other
     -----

     The General Partners are entitled to reimbursement of expenses paid on behalf of the Partnership incurred in connection with the investments and operation of the Partnership. Reimbursable expenses of $95,704, $184,757, and $284,868, which consist primarily of insurance expense paid to a third party, were reimbursed during 2001, 2000 and 1999 respectively, to an affiliate of Aetna/AREA.

10.  LEASE AGREEMENTS

     At December 31, 2001, the Partnership's principal assets subject to lease agreements consisted of an apartment complex and an industrial park. Apartment leases generally have terms of 6 to 12 months and provide for a fixed minimum rent. Leases with industrial park tenants generally range in term from 1 to 10 years and provide for fixed minimum rent and reimbursement of their proportionate share of operating expenses. Included in rental revenue are $1,431,790, $2,475,611 and $3,519,975 primarily consisting of expense reimbursements for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, various leases with shopping center tenants provide for additional rent based upon percentages of tenants' sales volume. Percentage rent included in rental revenue is $397,621, $344,088 and $619,872 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The following table is a schedule of minimum future rents to be received as of December 31, 2001 under non-cancelable operating leases:

                   Year ending December 31,
                   ------------------------
                   2002                     $ 7,555,906
                   2003                       3,539,150
                   2004                       2,414,111
                   2005                       1,377,591
                   2006                         181,014
                   Thereafter                         -
                                            -----------

                   Total                    $15,067,772
                                            ===========

11.  NET ASSET VALUE PER UNIT

     Prior to the termination of the Offering and the Remarketing Opportunity and the suspension of the DRIP in 1992, units offered to new Unitholders or issued pursuant to the DRIP were purchased at Net Asset Value per unit as defined in the Partnership Agreement. As discussed in Note 8, the Partnership had not reopened sales of units pursuant to the DRIP as of December 31, 2001. The Net Asset Value per unit calculated in accordance with the Partnership Agreement, is summarized as of December 31, 2001 and 2000 as follows:

                                                                        2001            2000
                                                                        ----            ----
     Limited Partners' capital - current value basis                $138,557,091    $163,222,676
     Cash  to  be  distributed  to  Limited  Partners                 (2,290,418)     (2,290,418)
                                                                    ------------    ------------
                                                                    $136,266,673    $160,932,258
                                                                    ============    ============

     Units outstanding                                                12,724,547      12,724,547
                                                                    ============    ============

     Net Asset Value per unit                                       $      10.71    $      12.65
                                                                    ============    ============

12.  SUPPLEMENTARY INFORMATION

     Maintenance and repairs, real estate taxes and advertising costs included in property operating expenses for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                         2001            2000            1999
                                                         ----            ----            ----
     Maintenance and repairs                         $   768,004     $   917,524     $ 1,261,180
     Real estate taxes                                 1,394,122       2,113,633       2,908,669
     Advertising costs                                    47,591         139,095         307,628

13.  RECONCILIATION OF FINANCIAL STATEMENT AND TAX INFORMATION

     The following is a reconciliation of net income for financial statement purposes to net income for federal income tax purposes for the years ended December 31, 2001, 2000 and 1999:

                                                         2001            2000            1999
                                                         ----            ----            ----
     Net income per financial statements            $ 25,863,217    $ 28,743,547    $ 12,327,452
     Gain on sale of properties for tax purposes
       less than gain on sale of properties
       per financial statements                          (49,936)    (13,386,191)     (4,826,918)
     Joint venture net income for tax purposes
       in excess of (less than) joint venture net
       income per financial statements                  (238,417)        528,440        (134,804)
     Depreciation deducted for tax purposes
       greater (less) than depreciation expense
       per financial statements                         (409,807)       (326,416)       (169,993)
     Permanent impairment not deductible
       for tax purposes                                  694,871               -               -
     Rental income related to accrued rent
       on wholly owned properties                        873,250         723,630         574,457
     Bad debt expense deducted per financial
       statements in excess of (less than) bad
       debt expense deducted for tax purposes            (65,528)         20,872        (251,640)
     Other                                               274,742        (286,488)          5,221
                                                    ------------    ------------    ------------

     Taxable net income                             $ 26,942,392    $ 16,017,394    $  7,523,775
                                                    ============    ============    ============

     The following is a reconciliation of partners' capital (historical cost) for financial statement purposes to partners' capital for federal income tax purposes as of December 31, 2001, 2000 and 1999:

                                                         2001            2000            1999
                                                         ----            ----            ----
     Partners' capital per financial statements     $103,401,450    $112,917,842    $148,072,144
     Adjustment for cumulative difference
       between tax basis net income and net
       income per financial statements                 5,586,005       4,506,830      17,232,983
                                                    ------------    ------------    ------------

     Partners' capital per tax return               $108,987,455    $117,424,672    $165,305,127
                                                    ============    ============    ============

14.  SUBSEQUENT EVENTS

     Town Center Business Park
     -------------------------

     On March 21, 2002, Town Center Business Park was sold to an unaffiliated party for a gross sales price of $33,500,000. After closing costs and adjustments, net cash proceeds to the Partnership were approximately $32,800,000. Loss on sale of approximately $930,000 will be recognized in the consolidated financial statements for the quarter ended March 31, 2002. The loss includes approximately $370,000 for the accrued rent receivable that had been recorded to recognized the building's rental income on a straight-line basis.

     Capital Contributions/Distributions
     -----------------------------------

     In February 2002, the Partnership declared cash distributions aggregating $2,313,554 ($.18 per Unit) pertaining to the period from October 1, 2001 to December 31, 2001, which was paid on March 15, 2002. The General Partners also distributed a portion of the net proceeds from the sale of Powell Street Plaza in the form of a special distribution aggregating $35,901,186 ($2.79 per Unit), which was paid on February 11, 2002. For the reason discussed in Note 8, the General Partners' distributions aggregating $382,147 were withheld by the Partnership.

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

PRICEWATERHOUSECOOPERS LLP

          REPORT OF INDEPENDENT ACCOUNTANTS - SUPPLEMENTARY INFORMATION



To the Unitholders of
Aetna Real Estate Associates, L.P.

In connection with our audits of the consolidated financial statements of Aetna Real Estate Associates, L.P. as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, which financial statements are included herein, we have also audited the related financial statement schedule listed in the index on page F-1 herein.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



PRICEWATERHOUSECOOPERS LLP

January 31, 2002 except Note 14
for which the date is March 28, 2002

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                             As of December 31, 2001

                                                                 Costs Capitalized                 Gross Amount at Which
                                        Initial Cost         Subsequent to Acquisition            Carried at End of Year
                                 --------------------------  --------------------------  ----------------------------------------

                        Encum-                  Building &                  Building &                  Building &
Description             brances      Land      Improvements      Land      Improvements      Land      Improvements    Total (a)
----------------------  -------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Partnership Owned:

Summit Village          $     -   $ 5,395,408   $30,154,302    $116,350     $ 4,069,688   $ 5,511,758   $34,223,990   $39,735,748
Apartment Complex
Rosslyn, VA

Consolidated Ventures:

Town Center                   -    10,880,641    19,198,867      94,939      16,486,165    10,975,580    35,685,032    46,660,612
Business Park
Santa Fe Springs, CA
                        -------   -----------   -----------    --------     -----------   -----------   -----------   -----------
                        $     -   $16,276,049   $49,353,169    $211,289     $20,555,853   $16,487,338   $69,909,022   $86,396,360
                        =======   ===========   ===========    ========     ===========   ===========   ===========   ===========



                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Schedule III - Real Estate and Accumulated Depreciation
                                   (Continued)
                             As of December 31, 2001

                                                                                                                   Life on which
                                                                                                                  Depreciation in
                                                                                                                   Latest Income
                                  Accumulated                   Date of                      Date                    Statement
Description                     Depreciation (a)             Construction                  Acquired                 is Computed
-----------                     ----------------             ------------                  --------               ---------------
Summit Village
Apartment Complex                 $12,353,823                 1987/1989                   6/9/87 and                  40 years
Rosslyn, VA                                                                               8/31/89

Consolidated Ventures:

Town Center
Business Park  (d)
Santa Fe Springs, CA               13,272,100                    1982                     12/18/87                    33 years

                                  -----------
                                  $25,625,923 (c)
                                  ===========



                            See Notes to Schedule III

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                              Notes to Schedule III



(a) Reconciliation of the carrying amount of real estate investments and accumulated depreciation for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                        2001            2000            1999
                                                    ------------    ------------    ------------
     Balance of real estate investments
        at beginning of year                        $139,185,811    $182,137,425    $225,833,129
     Additions during year:
     Improvements and additions                        2,659,002       2,885,247       3,288,219
     Deductions during year:
     Cost of real estate sold                        (54,753,582)    (45,747,685)    (46,542,985)
     Impairment (b)                                     (694,871)              -               -
     Other (1)                                                 -         (89,176)       (440,938)
                                                    ------------    ------------    ------------
     Balance of real estate investments
        at close of year                            $ 86,396,360    $139,185,811    $182,137,425
                                                    ============    ============    ============

     Balance of accumulated depreciation
        at beginning of year                        $ 37,650,156    $ 44,651,002    $ 48,914,701
     Depreciation expense                              1,822,563       4,137,611       6,092,490
     Accumulated depreciation of real estate sold    (13,846,796)    (11,049,281)     (9,915,251)
     Other (1)                                                 -         (89,176)       (440,938)
                                                    ------------    ------------    ------------
     Balance of accumulated depreciation
        at close of year                            $ 25,625,923    $ 37,650,156    $ 44,651,002
                                                    ============    ============    ============

     (1)  Write-off of tenant improvements and leasing commissions for vacated tenants.

(b) In 2001, one property was written-down for an impairment aggregating $694,871. Accumulated depreciation and amortization of $13,272,100 at the time of the impairment has been included in the cost of real estate sold.

(c) For Federal income tax purposes, the aggregate cost of land, buildings and improvements is $82,730,234. The amount of accumulated depreciation on real property for Federal income tax purposes is $28,006,052.

(d) Town Center Business Park was considered held for sale on June 30, 2001. The Registrant stopped depreciating this property at that time, see Note 3 to the Consolidated Financial Statements for additional detail on accounting policies.