Form 10-Q
period 2002-03-31
AETNA REAL ESTATE ASSOCIATES L P
filed 2002-05-15
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q



 ---
/ X / Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
 ---  Act of 1934

For the quarter ended:     March 31, 2002
                           --------------

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

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

      The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Condensed Consolidated Balance Sheets
                   As of March 31, 2002 and December 31, 2001
                                 (in thousands)

                                                         March 31,   December 31,
                                                           2002         2001
                                                       (unaudited)
                                                        ---------     ---------

Assets
------
Investment in real estate:
  Property held for investment                          $ 40,299      $ 39,736
  Less accumulated depreciation
         and amortization                                (12,602)      (12,354)
                                                        --------      --------
                                                          27,697        27,382
  Property held for sale (net of accumulated
         depreciation of $13,272 and
         impairment of $695 in 2001)                           -        33,388
                                                        --------      --------
    Total investments in real estate                      27,697        60,770

Cash and cash equivalents                                 39,154        44,237
Rent and other receivables                                   139           559
Other                                                         13            13
                                                        --------      --------

      Total assets                                      $ 67,003      $105,579
                                                        ========      ========

Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Investment portfolio fee payable
      to related parties                                $    386      $  1,059
  Accounts payable and accrued expenses                      435           567
  Accrued property taxes                                     125             -
  Unearned income                                              5           203
  Security deposits                                           87           349
                                                        --------      --------
      Total liabilities                                    1,038         2,178
                                                        --------      --------

Partners' capital (deficiency):
  General Partners                                          (441)         (445)
  Limited Partners                                        66,406       103,846
                                                        --------      --------

      Total partners' capital                             65,965       103,401
                                                        --------      --------

      Total liabilities and partners' capital           $ 67,003      $105,579
                                                        ========      ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                   Condensed Consolidated Statements of Income
               For the Three Months Ended March 31, 2002 and 2001
                (in thousands, except units and per unit amounts)
                                   (unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                              ---------------------
                                                                2002         2001
                                                              --------     --------
Revenue:
  Rental                                                      $  2,890     $  4,670
  Interest                                                         126          194
  Other income                                                      54           80
                                                              --------     --------
                                                                 3,070        4,944
                                                              --------     --------

Expenses:
  Property operating                                               912        1,248
  Depreciation and amortization                                    248          691
  Investment portfolio fee - related parties                       386          702
  General and administrative                                       201          173
  Bad debt expense                                                  (2)          (6)
                                                              --------     --------
                                                                 1,745        2,808
                                                              --------     --------

Gain (loss) on sale of properties                                 (928)       5,855

Venture partner's interest in income of
  consolidated venture                                               -         (365)
                                                              --------     --------

Income before tax expense                                          397        7,626

State income tax expense                                             -          106
                                                              --------     --------

  Net income                                                  $    397     $  7,520
                                                              ========     ========

Net income allocated:
  To the General Partners                                     $      4     $     75
  To the Limited Partners                                          393        7,445
                                                              --------     --------

                                                              $    397     $  7,520
                                                              ========     ========

Weighted average number of limited
  partnership units outstanding                             12,724,547   12,724,547
                                                           ===========  ===========

Earnings per limited partnership unit                      $       .03  $       .59
                                                           ===========  ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Condensed Consolidated Statements of Partners' Capital (Deficiency)
               For the Three Months Ended March 31, 2002 and 2001
                           (in thousands - unaudited)

                                                         General      Limited
                                                         Partners     Partners      Total
                                                         --------     --------     --------
Balance at January 1, 2002                                $(445)      $103,846     $103,401

    Contributions                                           382              -          382

    Distributions                                          (382)       (37,833)     (38,215)

    Net income                                                4            393          397
                                                          -----       --------     --------

Balance at March 31, 2002                                 $(441)      $ 66,406     $ 65,965
                                                          =====       ========     ========



Balance at January 1, 2001                                $(826)      $113,744     $112,918

    Distributions                                           (23)        (2,291)      (2,314)

    Net income                                               75          7,445        7,520
                                                          -----       --------     --------

Balance at March 31, 2001                                 $(774)      $118,898     $118,124
                                                          =====       ========     ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                           (in thousands - unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                              ---------------------
                                                                2002         2001
                                                              --------     --------
Cash flows from operating activities:
  Net income                                                  $    397     $  7,520
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                248          691
      (Gain) loss on sale of properties                            928       (5,855)
      Venture partner's interest in income of
       consolidated venture                                          -          365
      Bad debt expense                                              (2)          (6)
      Accrued rental income                                          9            4
      Increase (decrease) in cash arising from changes
       in operating assets and liabilities:
        Rent and other receivables                                  48          (96)
        Investment portfolio fee payable to related parties       (673)         702
        Accounts payable and accrued expenses                       13         (233)
        Accrued property taxes                                     125          357
        Unearned income                                           (198)         109
        State income tax payable                                     -         (200)
        Security deposits                                         (262)         (59)
                                                              --------     --------
          Net cash provided by operating activities                633        3,299
                                                              --------     --------

Cash flows from investing activities:
  Proceeds from sales of properties, net of closing costs       33,119       13,746
  Investments in real estate                                      (857)        (452)
  Distributions to venture partner                                (145)        (175)
                                                              --------     --------
          Net cash provided by investing activities             32,117       13,119
                                                              --------     --------

Cash flows from financing activities:
  Cash distributions                                           (38,215)      (2,314)
  Partners' capital contributions                                  382            -
                                                              --------     --------
          Net cash used in financing activities                (37,833)      (2,314)
                                                              --------     --------

Net increase (decrease) in cash and cash equivalents            (5,083)      14,104

Cash and cash equivalents at beginning of period                44,237       11,711
                                                              --------     --------

Cash and cash equivalents at end of period                    $ 39,154     $ 25,815
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

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1.    GENERAL

      The accompanying financial statements and related notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. The financial data included herein as of December 31, 2001 has been drawn from the consolidated financial statements of the Partnership which were audited by PricewaterhouseCoopers LLP.

2.    INCOME TAXES

      Generally, no provision for federal or state income taxes are made in the condensed consolidated financial statements since income, losses and tax credits are generally passed through to the individual partners. For the three months ended March 31, 2001, the Partnership recorded state income tax expense of $105,800 for the Michigan and Illinois business taxes due to property sales.

3.    NEW ACCOUNTING PRONOUNCEMENT

      On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported on continuing operations or in discontinued operations. This Standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The adoption of this Standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the three months ended March 31, 2002.

4.    TRANSACTIONS WITH AFFILIATES

      Investment Portfolio Fee
      ------------------------

      The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999. Prior to March 15, 1999, each of these rates were .25% higher. The current rates decreased another .25% per annum as of June 19, 2001. For the three months ended March 31, 2002, Aetna/AREA and AREA GP each earned fees of $193,112. For the three months ended March 31, 2001, Aetna/AREA and AREA GP each earned fees of $351,104.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

5.    INVESTMENTS IN REAL ESTATE

      On March 21, 2002, Town Center Business Park was sold to an unaffiliated party. The gross sales price of $33,500,000 was $300,000 lower than the property's appraised value. After closing costs and adjustments aggregating approximately $381,000 and $300,000, respectively, net cash proceeds to the Partnership were approximately $32,819,000. Loss on the sale included in these condensed consolidated financial statements is approximately $928,000 for the three months ended March 31, 2002. The loss includes approximately $365,000 for the accrued rent receivable that had been recorded to recognize the building's rental income on a straight-line basis.

      Summit Village Apartments is the only remaining property held by the Partnership. In April 2002, the Partnership received committee approval to enter into a purchase and sale agreement. For the quarter ended June 30, 2002, the property will be classified as held for sale. The sale is expected to close in the third quarter of 2002. However, at the present stage of negotiations there can be no assurances that this property will be sold in the near future, or that if sold, the sales price will approximate the estimated net asset value of the property.

6.    CAPITAL CONTRIBUTIONS / DISTRIBUTIONS

      In February 2002, the Partnership paid a special cash distribution aggregating $35,901,186 from the sale proceeds of Powell Street Plaza. Of this amount, the General Partners' special cash distributions aggregating $359,012 were withheld by the Partnership as required by the Partnership Agreement.

      In March 2002, the Partnership paid cash distributions aggregating $2,313,554 which related to operations for the three months ended December 31, 2001. Of this amount, the General Partners' distributions aggregating $23,135 were withheld by the Partnership as required by the Partnership Agreement.

7.    SUPPLEMENTAL CASH FLOW INFORMATION

      Non cash investing activity:
      ----------------------------

      For the three months ended March 31, 2001, the venture partner's share of net income totals approximately $365,000, of which approximately $190,000 is included in accounts payable and accrued expenses at March 31, 2001.

8.    SUBSEQUENT EVENTS

      Capital Contributions / Distributions
      -------------------------------------

      In April 2002, the Partnership declared additional distributions of $2,313,554 pertaining to operations for the period from January 1, 2002 to March 31, 2002, of which $2,290,418, representing the limited partners' share, will be distributed in May 2002. The General Partners' distributions aggregating $23,135 will be withheld by the Partnership as required by the Partnership Agreement.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

8.    SUBSEQUENT EVENTS (Continued)

      In April 2002, the Partnership declared a special distribution of $31,818,571 from the sale proceeds of Town Center Business Park, which will be distributed in May 2002. Of this amount, the General Partners' special distributions aggregating $318,186 will be withheld by the Partnership as required by the Partnership Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, the Registrant had working capital reserves ("Reserves") of approximately $4.4 million. During the three months ended March 31, 2002, the Registrant expended approximately $857,000 for capital improvements. After cash distributions from sale proceeds (see Notes 5 and 7 to the Condensed Consolidated Financial Statements), the Registrant had current Reserves of approximately $4.4 million as of March 31, 2002. The Registrant had approximately $457,000 of outstanding commitments for capital improvements and approximately $380,000 of projected capital improvements (collectively, the "Capital Costs") related to the existing Investment in Property as of March 31, 2002. These Capital Costs consist primarily of estimated building improvements, which may or may not materialize. The Registrant expects to fund Capital Costs throughout 2002, or until a sale, if any, of the Investment in Property, from existing Reserves and the retention of a portion of cash generated from operations. To ensure that the Registrant has adequate Reserves to fund its Capital Costs, the General Partners will continue to review the Reserves quarterly.

If sufficient capital is not available at the time of a funding of a Capital Cost, the General Partners will review such Capital Costs and take such steps as they consider appropriate, including decreasing future cash distributions from operations or negotiating a delay or other restructuring of the capital funding requirements related to the Investment in Property.

Future distributions from operations may be reduced from the current amount of $.18 per unit as a result of recent sales of properties. The General Partners will review the level and timing of future distributions on a quarterly basis. Summit Village Apartments is the only remaining property held by the Partnership. The General Partners have committed to the sale of this property. (See further discussion in Note 5 to the Condensed Consolidated Financial Statements.) However, at the present stage of negotiations there can be no assurances that this property will be sold in the near future, or that if sold, the sales price will approximate the estimated net asset value of the property.

Results of Operations
---------------------

Net income for the three months ended March 31, 2002 decreased approximately $7,123,000 in comparison to the corresponding period in 2001, resulting primarily from the sales of properties. Rental revenue and property operating expenses decreased primarily as a result of property sales. Investment portfolio fees decreased approximately $316,000, the result of property sales and the subsequent distributions of sales proceeds and lower investment portfolio fee rates, as discussed in Note 4 to the Condensed Consolidated Financial Statements.

The Registrant paid cash distributions of $2.97 and $.18 per Unit to Unitholders for the three months ended March 31, 2002 and 2001, respectively.

The Net Asset Value of each of the Registrant's Units, based upon quarterly independent appraisals, decreased to $8.10 at March 31, 2002 from $12.64 at March 31, 2001. The decrease in Net Asset Value per Unit is primarily attributable to the distributions of sales proceeds and partially offset by a significant increase in the appraised value of Summit Village Apartments. The increase in appraised value of Summit Village is a result of an increase in projected market rents.

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



                        AETNA REAL ESTATE ASSOCIATES, L.P.

                        BY:   AREA GP Corporation
                              General Partner



Date: May 15, 2002      BY:   /s/ Mark J. Marcucci
                              --------------------
                              Mark J. Marcucci
                              President & Director