Form 10-Q
period 2002-06-30
AETNA REAL ESTATE ASSOCIATES L P
filed 2002-08-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q



  ---
/ X /    Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
 ---     Act of 1934

For the quarter ended:          June 30, 2002
                                -------------

                                OR
  ---
/   /    Transition Report Under Section 13 or 15 (d) of the Securities Exchange
 ---     Act of 1934

For the transition period from:                    to
                                ------------------    ------------------


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



Registrant's telephone number, including area code: (860)616-9107
                                                    -------------



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

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements

       The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Condensed Consolidated Balance Sheets
                    As of June 30, 2002 and December 31, 2001
                                 (in thousands)

                                                              June 30,   December 31,
                                                                2002        2001
                                                            (unaudited)
                                                             ---------    ---------
Assets
------

Investments in real estate:
  Property held for sale (net of accumulated
      depreciation of $13,272 and
      impairment of $695 in 2001)                             $      -     $ 33,388

  Property held for disposition (net of accumulated
      depreciation of $12,602 and $12,354)                      28,260       27,382
                                                              --------     --------
    Total investments in real estate                            28,260       60,770

Cash and cash equivalents                                        5,410       44,100
Rent and other receivables                                          30          499
Other assets from discontinued operations                          201          197
Other                                                               13           13
                                                              --------     --------

    Total assets                                              $ 33,914     $105,579
                                                              ========     ========


Liabilities and Partners' Capital
---------------------------------

Liabilities:
  Investment portfolio fee payable
      to related parties                                      $    611     $  1,059
  Accounts payable and accrued expenses                            207          502
  Liabilities from discontinued operations                         169          159
  Unearned income                                                    -          200
  Security deposits                                                  -          258
                                                              --------     --------
    Total liabilities                                              987        2,178
                                                              --------     --------

Partners' capital (deficiency):
  General Partners                                                (434)        (445)
  Limited Partners                                              33,361      103,846
                                                              --------     --------

    Total partners' capital                                     32,927      103,401
                                                              --------     --------

    Total liabilities and partners' capital                   $ 33,914     $105,579
                                                              ========     ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                   Condensed Consolidated Statements of Income
            For the Three and Six Months Ended June 30, 2002 and 2001
                (in thousands, except units and per unit amounts)
                                   (unaudited)

                                                  Three Months Ended         Six Months Ended
                                                        June 30,                 June 30,
                                                -----------------------   -----------------------
                                                   2002         2001         2002         2001
                                                ----------   ----------   ----------   ----------
Revenue:
  Rental                                        $        3   $    2,564   $    1,369   $    5,624
  Interest                                             115          173          241          367
  Other income                                           -            9            3           32
                                                ----------   ----------   ----------   ----------
                                                       118        2,746        1,613        6,023
                                                ----------   ----------   ----------   ----------
Expenses:
  Property operating                                    94          868          579        1,733
  Depreciation and amortization                          -          416            -          873
  Investment portfolio fee - related parties           225          626          611        1,328
  General and administrative                           165          162          366          335
  Bad debt expense                                       -           40            -           34
                                                ----------   ----------   ----------   ----------
                                                       484        2,112        1,556        4,303
                                                ----------   ----------   ----------   ----------

Gain (loss) on sale of properties                        -            -         (928)       5,855

Venture partner's interest in income of
  consolidated venture                                   -            -            -         (365)
                                                ----------   ----------   ----------   ----------

Income (loss) from operations and
  gain (loss) on sale before tax expense
  and discontinued operations                         (366)         634         (871)       7,210

State income tax expense                                 -            -            -          106
                                                ----------   ----------   ----------   ----------

Income (loss) from operations and gain (loss)
  on sale before discontinued operations              (366)         634         (871)       7,104

Income from discontinued operations                  1,118          993        2,020        2,043
                                                ----------   ----------   ----------   ----------

  Net Income                                    $      752   $    1,627   $    1,149   $    9,147
                                                ==========   ==========   ==========   ==========

Net income allocated:
  To the General Partners                       $        8   $       16   $       11   $       91
  To the Limited Partners                              744        1,611        1,138        9,056
                                                ----------   ----------   ----------   ----------
                                                $      752   $    1,627   $    1,149   $    9,147
                                                ==========   ==========   ==========   ==========
Weighted average number of limited
  partnership units outstanding                 12,724,547   12,724,547   12,724,547   12,724,547
                                                ==========   ==========   ==========   ==========

Earnings per limited partnership unit           $     0.06   $     0.13   $     0.09   $     0.71
                                                ==========   ==========   ==========   ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
       Condensed Consolidated Statements of Partners' Capital (Deficiency)
                 For the Six Months Ended June 30, 2002 and 2001
                           (in thousands - unaudited)

                                                               General      Limited
                                                              Partners     Partners       Total
                                                              --------     --------     --------
Balance at January 1, 2002                                    $   (445)    $103,846     $103,401

  Contributions                                                    724            -          724

  Distributions                                                   (724)     (71,623)     (72,347)

  Net income                                                        11        1,138        1,149
                                                              --------     --------     --------

Balance at June 30, 2002                                      $   (434)    $ 33,361     $ 32,927
                                                              ========     ========     ========



Balance at January 1, 2001                                    $   (826)    $113,744     $112,918

  Contributions                                                    434            -          434

  Distributions                                                   (205)     (20,360)     (20,565)

  Net income                                                        91        9,056        9,147
                                                              --------     --------     --------

Balance at June 30, 2001                                      $   (506)    $102,440     $101,934
                                                              ========     ========     ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2002 and 2001
                           (in thousands - unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                           ---------------------
                                                                             2002         2001
                                                                           --------     --------
Cash flows from operating activities:
  Net income                                                               $  1,149     $  9,147
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                             248        1,342
      (Gain) loss on sale of properties                                         928       (5,855)
      Venture partner's interest in income of
        consolidated venture                                                      -          365
      Bad debt expense                                                           11           34
      Accrued rental income                                                       9           27
      Increase (decrease) in cash arising from changes in operating assets and liabilities:
          Rent and other receivables                                             84         (304)
          Other assets and liabilities from discontinued operations, net          6          101
          Investment portfolio fee payable to related parties                  (448)         (76)
          Accounts payable and accrued expenses                                (150)        (264)
          Unearned income                                                      (200)         139
          State income tax payable                                                -         (200)
          Security deposits                                                    (258)         (46)
                                                                           --------     --------
            Net cash provided by operating activities                         1,379        4,410
                                                                           --------     --------

Cash flows from investing activities:
  Proceeds from sales of properties, net of closing costs                    33,119       13,746
  Investments in real estate                                                 (1,420)        (845)
  Distributions to venture partner                                             (145)        (175)
                                                                           --------     --------
            Net cash provided by investing activities                        31,554       12,726
                                                                           --------     --------

Cash flows from financing activities:
  Cash distributions                                                        (72,347)     (20,565)
  Partners' capital contributions                                               724          434
                                                                           --------     --------
            Net cash used in financing activities                           (71,623)     (20,131)
                                                                           --------     --------

Net decrease in cash and cash equivalents                                   (38,690)      (2,995)

Cash and cash equivalents at beginning of period                             44,100       11,516
                                                                           --------     --------

Cash and cash equivalents at end of period                                 $  5,410     $  8,521
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

     Reclassifications
     -----------------

     Certain 2001 financial statement items have been reclassified to conform to the 2002 presentation.

2.   INCOME TAXES

     Generally, no provision for federal or state income taxes are made in the condensed consolidated financial statements since income, losses and tax credits are generally passed through to the individual partners. For the six months ended June 30, 2001, the Partnership recorded state income tax expense of $105,800 for the Michigan and Illinois business taxes due to property sales.

3.   TRANSACTIONS WITH AFFILIATES

     Investment Portfolio Fee
     ------------------------

     The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999. Prior to March 15, 1999, each of these rates were .25% higher. The current rates decreased another .25% per annum as of June 19, 2001. For the six months ended June 30, 2002 and 2001, Aetna/AREA and AREA GP each earned fees of $305,572 and $664,177, respectively.

4.   INVESTMENTS IN REAL ESTATE

     On January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 establishes the accounting and reporting standards for the impairment or disposal of long-lived assets by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported on continuing operations or in discontinued operations. This Standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The adoption of this Standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the six months ended June 30, 2002.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

4.   INVESTMENTS IN REAL ESTATE (Continued)

     Town Center Business Park was classified as property held for sale prior to the adoption of SFAS No. 144 and accordingly its results of operations and loss on sale have been recorded in continuing operations. On March 21, 2002, Town Center Business Park was sold to an unaffiliated party. The gross sales price of $33,500,000 was $300,000 lower than the property's appraised value. After closing costs and adjustments aggregating approximately $381,000 and $300,000, respectively, net cash proceeds to the Partnership were approximately $32,819,000. Loss on the sale included in these condensed consolidated financial statements is approximately $928,000 for the six months ended June 30, 2002. The loss includes approximately $365,000 for the accrued rent receivable that had been recorded to recognize the building's rental income on a straight-line basis.

     At June 30, 2002, Summit Village Apartments, the only remaining property held by the Partnership, was classified as property held for disposition by the Partnership and accordingly, the results of its operations have been recorded as income from discontinued operations. As discussed in Note 7, Summit Village Apartments was sold on July 30, 2002. Included in other assets and liabilities from discontinued operations at June 30, 2002 are the following:

                                                          June 30, 2002         December 31, 2001
                                                          -------------         -----------------
          Cash and cash equivalents                       $         122             $         137
          Rent and other receivables                                 79                        60
                                                          -------------             -------------
            Other assets from discontinued operations     $         201             $         197
                                                          =============             =============

          Accounts payable and accrued expenses           $          49             $          65
          Unearned income                                            24                         3
          Security deposits                                          96                        91
                                                          -------------             -------------
            Liabilities from discontinued operations      $         169             $         159
                                                          =============             =============

     Included in income from discontinued operations for the three and six months ended June 30, 2002 and 2001 are the following components:

                                                    Three Months Ended         Six Months Ended
                                                          June 30,                 June 30,
                                                   --------------------      --------------------
                                                     2002         2001         2002         2001
                                                   -------      -------      -------      -------
     Revenue:
       Rental                                      $ 1,541      $ 1,592      $ 3,065      $ 3,202
       Other income                                     63           66          114          123
                                                   -------      -------      -------      -------
                                                     1,604        1,658        3,179        3,325
                                                   -------      -------      -------      -------
     Expenses:
       Property operating                              473          430          900          813
       Depreciation and amortization                     -          235          248          469
       Bad debt expense                                 13            -           11            -
                                                   -------      -------      -------      -------
                                                       486          665        1,159        1,282
                                                   -------      -------      -------      -------

     Income from discontinued operations           $ 1,118      $   993      $ 2,020      $ 2,043
                                                   =======      =======      =======      =======

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

5.   CAPITAL CONTRIBUTIONS / DISTRIBUTIONS

     In February 2002, the Partnership paid a special cash distribution aggregating $35,901,186 from the sale proceeds of Powell Street Plaza. Of this amount, the General Partners' special cash distributions aggregating $359,012 were withheld by the Partnership since these funds would have to be contributed to the Partnership as required by the Partnership Agreement.

     In March 2002, the Partnership paid cash distributions aggregating $2,313,554 which related to operations for the three months ended December 31, 2001. Of this amount, the General Partners' distributions aggregating $23,135 were withheld by the Partnership since these funds would have to be contributed to the Partnership as required by the Partnership Agreement.

     In May 2002, the Partnership paid a special cash distribution aggregating $31,818,565 from the sale proceeds of Town Center Business Park and $2,313,554 which related to operations for the three months ended March 31, 2002. Of these amounts, the General Partners' cash distributions aggregating $341,321 were withheld by the Partnership since these funds would have to be contributed to the Partnership as required by the Partnership Agreement.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non cash investing activity:
     ----------------------------

     For the six months ended June 30, 2001, the venture partner's share of net income totals approximately $365,000, of which approximately $190,000 is included in accounts payable and accrued expenses at June 30, 2001.

7.   SUBSEQUENT EVENTS

     Capital Contributions / Distributions
     -------------------------------------

     In July 2002, the Partnership declared additional distributions of $1,285,308 pertaining to operations for the period from April 1, 2002 to June 30, 2002, of which $1,272,455, representing the limited partners' share, will be distributed in August 2002. The General Partners' distributions aggregating $12,853 will be withheld by the Partnership since these funds would have to be contributed to the Partnership as required by the Partnership Agreement.

     Summit Village Apartments
     -------------------------

     On July 30, 2002, Summit Village Apartments was sold to an unaffiliated party. The gross sales price of $69,850,000 was $750,000 higher than the property's appraised value. After closing costs and adjustments aggregating approximately $481,000 and $209,000, respectively, net cash proceeds to the Partnership were approximately $69,160,000. Gain on sale of approximately $41,100,000 will be recognized in the consolidated financial statements for the quarter ended September 30, 2002.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, the Registrant had working capital reserves ("Reserves") of approximately $4.4 million. During the six months ended June 30, 2002, the Registrant expended approximately $1.4 million for capital improvements. After cash distributions from the sale proceeds and excess cash reserves (see Notes 4 and 5 to the Condensed Consolidated Financial Statements), the Registrant had current Reserves of approximately $3.4 million as of June 30, 2002. The cash and cash equivalents balance in the accompanying financial statements primarily represents cash set aside by the General Partners for potential contingent obligations of the Registrant. On a regular basis, the General Partners will evaluate the availability of the Registrant's remaining cash for distribution.

Summit Village Apartments, the only remaining property held by the Partnership at June 30, 2002, was sold on July 30, 2002. A special cash distribution from the sale proceeds of Summit Village Apartments is expected to be distributed during the third quarter of 2002.

Upon completion of the sales process for Summit Village and resolution of Partnership affairs, the General Partners intend to liquidate the Partnership as rapidly as is possible. The General Partners expect to approve a liquidation plan during the third quarter of 2002.

Results of Operations
---------------------

Net income for the three and six months ended June 30, 2002 decreased in comparison to the corresponding periods in 2001, resulting primarily from the sales of properties. Investment portfolio fees for the three and six months ended June 30, 2002 decreased as a result of property sales and the subsequent distributions of sales proceeds and lower investment portfolio fee rates, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

The Registrant paid cash distributions of $5.63 and $1.60 per Unit to Unitholders for the six months ended June 30, 2002 and 2001, respectively.

The Net Asset Value of each of the Registrant's Units, based upon quarterly independent appraisals, decreased to $5.66 at June 30, 2002 from $11.47 at June 30, 2001. The decrease in Net Asset Value per Unit is primarily attributable to the distributions of sales proceeds and partially offset by an increase in the appraised value of Summit Village Apartments. The increase in appraised value of Summit Village is a result of a decrease in the exit capitalization rate.

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



                          AETNA REAL ESTATE ASSOCIATES, L.P.

                          BY:  AREA GP Corporation
                               General Partner



Date:  August 14, 2002    BY:  /s/ Mark J. Marcucci
                               -----------------------------
                               Mark J. Marcucci
                               President & Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Aetna Real Estate Associates, L.P. (the Registrant) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel R. Leary, Principal Executive Officer of AETNA/AREA Corporation, the General Partner of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



/s/ Daniel R. Leary
---------------------------------------
Daniel R. Leary
President (Principal Executive Officer)
and Director of AETNA/AREA Corporation
August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Aetna Real Estate Associates, L.P. (the Registrant) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Carol
M. Kuta, Principal Financial and Accounting Officer of AETNA/AREA Corporation, the General Partner of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



/s/ Carol M. Kuta
------------------------------------------------------
Carol M. Kuta
Treasurer (Principal Financial and Accounting Officer)
and Comptroller of AETNA/AREA Corporation
August 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Aetna Real Estate Associates, L.P. (the Registrant) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Mark
J. Marcucci, Director and President of AREA GP Corporation, the General Partner of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



/s/ Mark J. Marcucci
-------------------------
Mark J. Marcucci
Director and President of
AREA GP Corporation
August 14, 2002