Form 10-Q
period 2002-09-30
AETNA REAL ESTATE ASSOCIATES L P
filed 2002-11-14
CIK 785860

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q



 ---
/ X / Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
---   Act of 1934

For the quarter ended:         September 30, 2002
                               ------------------

                     OR
 ---
/   / Transition Report Under Section 13 or 15 (d) of the Securities Exchange
---   Act of 1934

For the transition period from:                  to
                                ----------------    ----------------


                        Commission file number: 0-14986
                                                -------


                       AETNA REAL ESTATE ASSOCIATES, L.P.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                      11-2827907
       -----------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)               Identification No.)



       242 Trumbull Street, Hartford, Connecticut         06103-1212
       -----------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)



Registrant's telephone number, including area code:  (860) 616-9107
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



Item 1.  Financial Statements

      The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such financial information have been included. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                      Condensed Consolidated Balance Sheets
                 As of September 30, 2002 and December 31, 2001
                                 (in thousands)

                                                          September 30,       December 31,
                                                              2002                2001
                                                           (unaudited)
                                                          ------------        ------------
Assets
------

Investments in real estate:
   Property held for sale (net of accumulated
        depreciation of $13,272 and
         impairment of $695 in 2001)                      $         -         $    33,388

   Property held for disposition (net of accumulated
        depreciation of $12,354 in 2001)                            -              27,382
                                                          -----------         -----------
    Total investments in real estate                                -              60,770

Cash and cash equivalents                                      74,567              44,100
Rent and other receivables                                         10                 499
Other assets from discontinued operations                         151                 197
Other                                                              13                  13
                                                          -----------         -----------
      Total assets                                        $    74,741         $   105,579
                                                          ===========         ===========


Liabilities and Partners' Capital
---------------------------------

Liabilities:
   Investment portfolio fee payable
      to related parties                                  $       228         $     1,059
   Accounts payable and accrued expenses                          213                 502
   Liabilities from discontinued operations                        35                 159
   Unearned income                                                  -                 200
   Security deposits                                                -                 258
                                                          -----------         -----------
      Total liabilities                                           476               2,178
                                                          -----------         -----------

Partners' capital (deficiency):
   General Partners                                               (20)               (445)
   Limited Partners                                            74,285             103,846
                                                          -----------         -----------

      Total partners' capital                                  74,265             103,401
                                                          -----------         -----------

      Total liabilities and partners' capital             $    74,741         $   105,579
                                                          ===========         ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                   Condensed Consolidated Statements of Income
         For the Three and Nine Months Ended September 30, 2002 and 2001
                (in thousands, except units and per unit amounts)
                                   (unaudited)

                                                              Three Months Ended      Nine Months Ended
                                                                 September 30,           September 30,
                                                              ------------------      -----------------
                                                              2002          2001         2002         2001
                                                              ----          ----         ----         ----
Revenue:
   Rental                                                 $       155   $     2,449  $     1,524  $     8,073
   Interest                                                       244           105          485          472
   Other income                                                     -            36            4           68
                                                          ------------  ------------ ------------ ------------
                                                                  399         2,590        2,013        8,613
                                                          ------------  ------------ ------------ ------------
Expenses:
   Property operating                                              (8)        1,073          572        2,805
   Depreciation and amortization                                    -             -            -          873
   Investment portfolio fee - related parties                     228           548          839        1,876
   General and administrative                                     178           148          544          483
   Bad debt expense                                                 1           (39)           1           (5)
                                                          ------------  ------------ ------------ ------------
                                                                  399         1,730        1,956        6,032
                                                          ------------  ------------ ------------ ------------

Gain (loss) on sales of properties                                  -         1,914         (928)       7,769

Venture partner's interest in income of
   consolidated venture                                             -            (4)           -         (369)
                                                          ------------  ------------ ------------ ------------

Income (loss) from operations and
   gain (loss) on sale before tax expense
   and discontinued operations                                      -         2,770         (871)       9,981

State income tax expense                                            -             -            -          106
                                                          ------------  -----------  ------------ ------------

Income (loss) from operations and gain (loss)
   on sale before discontinued operations                           -         2,770         (871)       9,875

Income from discontinued operations                               278         1,034        2,298        3,076

Gain on sale from discontinued operations                      41,060             -       41,060            -
                                                          ------------  -----------  ------------ ------------

Net Income                                                $    41,338   $     3,804  $    42,487  $    12,951
                                                          ============  ============ ============ ============

Net income allocated:
   To the General Partners                                $       413   $        39  $       425  $       130
   To the Limited Partners                                     40,925         3,765       42,062       12,821
                                                          ------------  -----------  ------------ ------------
                                                          $    41,338   $     3,804  $    42,487  $    12,951
                                                          ============  ===========  ============ ============
Weighted average number of limited
   partnership units outstanding                           12,724,547    12,724,547   12,724,547   12,724,547
                                                          ============  ===========  ============ ============

Earnings per limited partnership unit                     $      3.22   $      0.30  $      3.31  $      1.01
                                                          ============  ===========  ============ ============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
             Condensed Consolidated Statements of Partners' Capital
                                  (Deficiency)
              For the Nine Months Ended September 30, 2002 and 2001
                           (in thousands - unaudited)

                                                     General     Limited
                                                     Partners    Partners      Total
                                                    ----------   --------    --------
Balance at January 1, 2002                          $    (445)   $103,846    $103,401

   Contributions                                          724           -         724

   Distributions                                         (724)    (71,623)    (72,347)

   Net income                                             425      42,062      42,487
                                                    ----------   ---------   --------

Balance at September 30, 2002                       $     (20)   $ 74,285    $ 74,265
                                                    ==========   =========   ========



Balance at January 1, 2001                          $    (826)   $113,744    $112,918

   Contributions                                          457           -         457

   Distributions                                         (228)    (22,651)    (22,879)

   Net income                                             130      12,821      12,951
                                                    ----------   ---------   --------

Balance at September 30, 2001                       $    (467)   $103,914    $103,447
                                                    ==========   =========   ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                 Condensed Consolidated Statements of Cash Flows
              For the Nine Months Ended September 30, 2002 and 2001
                           (in thousands - unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                        --------------------
                                                           2002       2001
                                                        ---------  ---------
Cash flows from operating activities:
  Net income                                            $ 42,487   $ 12,951
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                             248     1,578
    (Gain) loss on sales of properties                        928     7,769)
    Gain on sale from discontinued operations             (41,060)        -
    Venture partner's interest in income of
      consolidated venture                                      -       369
    Bad debt expense                                            1        (4)
    Accrued rental income                                       9        53
    Increase (decrease) in cash arising from changes
      in operating assets and liabilities:
       Rent and other receivables                             114        72
       Other assets and liabilities from discontinued
         operations, net                                      (78)      (56)
       Investment portfolio fee payable to
         related parties                                     (831)     (154)
       Accounts payable and accrued expenses                  (85)       15
       Accrued property taxes                                   -       193
       Unearned income                                       (200)       16
       State income tax payable                                 -      (200)
       Security deposits                                     (258)     (141)
                                                        ---------- ---------
         Net cash provided by operating activities          1,275     6,923
                                                        ---------- ---------

Cash flows from investing activities:
  Proceeds from sales of properties,
   net of closing costs                                   102,488    24,538
  Investments in real estate                               (1,469)   (1,753)
  Distributions to venture partner                           (204)     (175)
                                                        ---------- ---------
         Net cash provided by investing activities        100,815    22,610
                                                        ---------- ---------

Cash flows from financing activities:
  Cash distributions                                      (72,347)  (22,879)
  Partners' capital contributions                             724       457
                                                        ---------- ---------
         Net cash used in financing activities            (71,623)  (22,422)
                                                        ---------- ---------

Net increase in cash and cash equivalents                  30,467     7,111

Cash and cash equivalents at beginning of period           44,100    11,516
                                                        ---------- ---------

Cash and cash equivalents at end of period              $  74,567  $ 18,627
                                                        =========  =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

1. GENERAL

   The accompanying financial statements and related notes should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001. The financial data included herein as of December 31, 2001 has been drawn from the consolidated financial statements of the Partnership, which were audited by PricewaterhouseCoopers LLP.

   Summit Village Apartments, the only remaining property, was sold on July 30, 2002. The Partnership is in the process of liquidating its remaining operating assets and liabilities and developing a plan of liquidation. Upon resolution of the Partnership affairs including the satisfaction of any contingent liabilities, the General Partners intend to liquidate the Partnership as soon as practical. The General Partners anticipate the Partnership will be terminated during the first half of 2003.

   Reclassifications
   -----------------

   Certain 2001 financial statement items have been reclassified to conform to the 2002 presentation.

2. INCOME TAXES

   Generally, no provision for federal or state income taxes are made in the condensed consolidated financial statements since income, losses and tax credits are generally passed through to the individual partners. For the nine months ended September 30, 2001, the Partnership recorded state income tax expense of $105,800 for the Michigan and Illinois business taxes due to property sales.

3. TRANSACTIONS WITH AFFILIATES

   Investment Portfolio Fee
   ------------------------

   The General Partners are entitled to receive an investment portfolio fee based on the net asset value of the Partnership's investments. The fee is payable quarterly, in arrears, from available cash flow and may not exceed 2.25% per annum of net asset value. The applicable percentage, for the purpose of calculating this fee, declines to 1.75% per annum for Investments in Properties held by the Partnership more than 10 years but less than 15 years, and to 1.5% per annum for Investments in Properties held more than 15 years. These rates became effective on March 15, 1999. Prior to March 15, 1999, each of these rates were .25% higher. The current rates decreased another .25% per annum as of June 19, 2001. For the nine months ended September 30, 2002 and 2001, Aetna/AREA and AREA GP each earned fees of $419,603 and $938,230, respectively.

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

   by requiring those assets to be measured at the lower of depreciated cost or fair value less selling costs, whether reported on continuing operations or in discontinued operations. This Standard does not change the fundamental provisions of SFAS No. 121; however, it resolves various implementation issues of SFAS No. 121. The adoption of this Standard did not have a material effect on the Partnership's consolidated financial position or results of operations for the nine months ended September 30, 2002.

   Town Center Business Park was classified as property held for sale prior to the adoption of SFAS No. 144 and accordingly its results of operations and loss on sale have been recorded in continuing operations. On March 21, 2002, Town Center Business Park was sold to an unaffiliated party. The gross sales price of $33,500,000 was $300,000 lower than the property's appraised value. After closing costs and adjustments aggregating approximately $381,000 and $300,000, respectively, net cash proceeds to the Partnership were approximately $32,819,000. Loss on the sale included in these condensed consolidated financial statements is approximately $928,000 for the nine months ended September 30, 2002. The loss includes approximately $365,000 for the accrued rent receivable that had been recorded to recognize the building's rental income on a straight-line basis.

   Summit Village Apartments was classified as property held for disposition by the Partnership and accordingly, the results of its operations and gain on sale have been recorded as income or gain on sale from discontinued operations for all periods presented. On July 30, 2002, Summit Village Apartments, the only remaining property, was sold to an unaffiliated party. The gross sales price of $69,850,000 was $750,000 higher than the property's appraised value. After closing costs and adjustments aggregating approximately $481,000 and $209,000, respectively, net cash proceeds to the Partnership were approximately $69,160,000. Gain on sale from discontinued operations included in these condensed consolidated financial statements is approximately $41,060,000 for the nine months ended September 30, 2002. Included in other assets and liabilities from discontinued operations at September 30, 2002 are the following:

                                                    September 30, 2002  December 31, 2001
                                                      (in thousands)      (in thousands)
                                                      --------------      --------------
        Cash and cash equivalents                       $        100      $          137
        Rent and other receivables                                51                  60
                                                        ------------      --------------
           Other assets from discontinued operations    $        151      $          197
                                                        ============      ==============

        Accounts payable and accrued expenses           $         35      $           65
        Unearned income                                            -                   3
        Security deposits                                          -                  91
                                                        ------------      --------------
           Liabilities from discontinued operations     $         35      $          159
                                                        ============      ==============

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

4. INVESTMENTS IN REAL ESTATE (Continued)

   Included in income from discontinued operations for the three and nine months ended September 30, 2002 and 2001 are the following components:

                                                        Three Months Ended      Nine Months Ended
                                                           September 30,          September 30,
                                                           (in thousands)         (in thousands)
                                                        ------------------      ------------------
                                                          2002      2001          2002      2001
                                                        --------  --------      --------  --------
      Revenue:
        Rental                                          $    495  $  1,653      $  3,560  $  4,855
        Other income                                          33        67           146       190
                                                        --------  --------      --------  --------
                                                             528     1,720         3,706     5,045
                                                        --------  --------      --------  --------

      Expenses:
        Property operating                              $    250  $    449      $  1,149  $  1,263
        Depreciation and amortization                          -       236           248       705
        Bad debt expense                                       -         1            11         1
                                                        --------  --------      --------  --------
                                                             250       686         1,408     1,969
                                                        --------  --------      --------  --------

      Income from discontinued operations               $    278  $  1,034      $  2,298  $  3,076
                                                        ========  ========      ========  ========

      Gain on sale from discontinued operations         $ 41,060  $      -      $ 41,060  $      -
                                                        ========  ========      ========  ========

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

                       AETNA REAL ESTATE ASSOCIATES, L.P.
                        (a Delaware limited partnership)
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

6. SUPPLEMENTAL CASH FLOW INFORMATION

   Non cash investing activity:
   ----------------------------

   For the nine months ended September 30, 2001, the venture partner's share of net income totals approximately $369,000, of which approximately $194,000 is included in accounts payable and accrued expenses at September 30, 2001.

7. SUBSEQUENT EVENTS

   Capital Contributions / Distributions
   -------------------------------------

   In October 2002, the Partnership paid a special cash distribution aggregating $66,662,488 from the sale proceeds of Summit Village Apartments and $1,285,308 which related to operations for the three months ended June 30, 2002. Of these amounts, the General Partners' cash distributions aggregating $679,478 were withheld by the Partnership since these funds would have to be contributed to the Partnership as required by the Partnership Agreement.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

At December 31, 2001, the Registrant had reserves of approximately $4.4 million. During the nine months ended September 30, 2002, the Registrant expended approximately $1.5 million for capital improvements. After cash distributions from the sales proceeds and excess cash reserves (see Notes 5 and 7 to the Condensed Consolidated Financial Statements), the Registrant has current reserves of approximately $7 million as of September 30, 2002. The cash and cash equivalents balance in the accompanying financial statements primarily represents cash set aside by the General Partners for potential contingent obligations of the Registrant. On a regular basis, the General Partners will evaluate the availability of the Registrant's remaining cash for distribution.

Summit Village Apartments, the only remaining property, was sold on July 30, 2002. A special cash distribution from the sale proceeds of Summit Village Apartments was distributed during October 2002.

Upon resolution of the Partnership affairs including the satisfaction of any contingent liabilities, the General Partners intend to liquidate the Partnership as soon as practical. The General Partners anticipate the Partnership will be terminated during the first half of 2003.

Results of Operations
---------------------

Net income for the three and nine months ended September 30, 2002 decreased in comparison to the corresponding periods in 2001, resulting primarily from the sales of properties. Investment portfolio fees for the three and nine months ended September 30, 2002 decreased as a result of property sales and the subsequent distributions of sales proceeds and lower investment portfolio fee rates, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

The Registrant paid cash distributions of $5.63 and $1.78 per Unit to Unitholders for the nine months ended September 30, 2002 and 2001, respectively.

The Net Asset Value of each of the Registrant's Units, historically based upon quarterly independent appraisals, decreased to $5.74 at September 30, 2002 from $11.49 at September 30, 2001. The decrease in Net Asset Value per Unit is attributable to the distributions of sales proceeds.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

On behalf of the Registrant, and in the capacity of the certifying officers of the General Partners, the Principal Executive Officer of AETNA/AREA Corporation, the Principal Financial and Accounting Officer of AETNA/AREA Corporation and the Director and President of AREA GP Corporation have concluded, based on an evaluation of the effectiveness of the Registrant's "disclosure controls and procedures" within 90 days prior to the filing date of this quarterly report on Form 10-Q (the "Evaluation Date"), that such disclosure controls and procedures are effective in ensuring that material information relating to the Registrant is made known to the certifying officers, particularly during the period covered by this report. "Disclosure controls and procedures" are controls and other procedures that are designed to ensure that information required to be disclosed by the Registrant in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Registrant in the reports that are filed under the Exchange Act is accumulated and communicated to the Registrant's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no significant changes in the Registrant's internal controls or in other factors since the Evaluation Date that could significantly affect internal controls relating to the Registrant.

                           PART II - OTHER INFORMATION


Item 5. Other Information

none

Item 6. Exhibits and Reports on Form 8-K

(a) none

(b) none

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             AETNA REAL ESTATE ASSOCIATES, L.P.

                             BY: AREA GP Corporation
                                 General Partner



Date: November 14, 2002      BY: /s/ Mark J. Marcucci
                                 --------------------
                                 Mark J. Marcucci
                                 President & Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel R. Leary, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aetna Real Estate Associates, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Daniel R. Leary
---------------------------------------
Daniel R. Leary
President (Principal Executive Officer)
and Director of AETNA/AREA Corporation
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Carol M. Kuta, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aetna Real Estate Associates, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Carol M. Kuta
------------------------------------------------------
Carol M. Kuta
Treasurer (Principal Financial and Accounting Officer)
and Comptroller of AETNA/AREA Corporation
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark J. Marcucci, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aetna Real Estate Associates, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Mark J. Marcucci
-------------------------
Mark J. Marcucci
Director and President of
AREA GP Corporation
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Aetna Real Estate Associates, L.P. (the Registrant) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Daniel R. Leary, Principal Executive Officer of AETNA/AREA Corporation, the General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



/s/ Daniel R. Leary
---------------------------------------
Daniel R. Leary
President (Principal Executive Officer)
and Director of AETNA/AREA Corporation
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Aetna Real Estate Associates, L.P. (the Registrant) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Carol M. Kuta, Principal Financial and Accounting Officer of AETNA/AREA Corporation, the General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



/s/ Carol M. Kuta
------------------------------------------------------
Carol M. Kuta
Treasurer (Principal Financial and Accounting Officer)
and Comptroller of AETNA/AREA Corporation
November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly report of Aetna Real Estate Associates, L.P. (the Registrant) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Mark J. Marcucci, Director and President of AREA GP Corporation, the General Partner of the Registrant, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



/s/ Mark J. Marcucci
-------------------------
Mark J. Marcucci
Director and President of
AREA GP Corporation
November 14, 2002